Form 10-Q
period 2021-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2021-07-30
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,352,255 shares of common stock, par value $0.001, outstanding as of July 27, 2021.

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
Business and Operational Risks
•The COVID-19 pandemic could continue to materially adversely affect our business, results of operations, and financial condition.
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
•If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.
•Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.
•If we fail to develop new products and product candidates or compete successfully with respect to acquisitions, joint ventures, licenses or other collaboration opportunities, our ability to continue to expand our product pipeline and our growth and development would be impaired.
•The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and results of operations.

•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.
Regulatory Risks
•If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenues from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
•Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the Food and Drug Administration (FDA), the European Medicines Agency (EMA) and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenues from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
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
•Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenues and results of operations.
•Government healthcare reform could increase our costs and adversely affect our revenues and results of operations.
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
Risks Related to International Operations
•We conduct a significant amount of our sales and operations outside of the United States (U.S.), which subjects us to additional business risks that could adversely affect our revenues and results of operations.
•A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenues in these countries.
Intellectual Property Risks
•If we are unable to protect our intellectual property, we may not be able to compete effectively or preserve our market shares.
•Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2021 and December 31, 2020
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$641,533	$649,158
Short-term investments	481,864	416,228
Accounts receivable, net	424,419	448,351
Inventory	710,975	698,548
Other current assets	99,046	129,934
Total current assets	2,357,837	2,342,219
Noncurrent assets:
Long-term investments	350,237	285,473
Property, plant and equipment, net	1,026,579	1,032,471
Intangible assets, net	394,298	417,271
Goodwill	196,199	196,199
Deferred tax assets	1,431,683	1,432,150
Other assets	141,663	142,237
Total assets	$5,898,496	$5,848,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$411,132	$492,548
Short-term contingent consideration	32,212	—
Total current liabilities	443,344	492,548

Noncurrent liabilities:
Long-term convertible debt, net	1,077,110	1,075,145
Long-term contingent consideration	30,760	60,130
Other long-term liabilities	105,711	114,195
Total liabilities	1,656,925	1,742,018
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 183,321,820 and 181,740,999 shares issued and outstanding, respectively.	183	182
Additional paid-in capital	5,083,831	4,993,407
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(10,207)	(9,839)
Accumulated other comprehensive loss	(939)	(16,139)
Accumulated deficit	(831,297)	(861,609)
Total stockholders’ equity	4,241,571	4,106,002
Total liabilities and stockholders’ equity	$5,898,496	$5,848,020
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2021 and 2020
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Net product revenues	$486,670	$419,032	$954,439	$908,075
Royalty and other revenues	15,023	10,453	33,284	23,479
Total revenues	501,693	429,485	987,723	931,554
OPERATING EXPENSES:
Cost of sales	127,062	97,967	247,228	209,341
Research and development	161,107	182,139	309,832	324,396
Selling, general and administrative	184,161	175,412	358,479	362,707
Intangible asset amortization and contingent consideration	17,691	14,912	35,426	30,589
Gain on sale of nonfinancial assets	—	—	—	(59,495)
Total operating expenses	490,021	470,430	950,965	867,538
INCOME (LOSS) FROM OPERATIONS	11,672	(40,945)	36,758	64,016

Equity in the loss of BioMarin/Genzyme LLC	(175)	(79)	(1,526)	(156)
Interest income	4,471	4,291	6,910	9,535
Interest expense	(3,817)	(8,048)	(7,621)	(14,963)
Other income, net	2,005	2,508	2,863	647
INCOME (LOSS) BEFORE INCOME TAXES	14,156	(42,273)	37,384	59,079
Provision for (benefit from) income taxes	1,215	(13,090)	7,072	6,881
NET INCOME (LOSS)	$12,941	$(29,183)	$30,312	$52,198
NET INCOME (LOSS) PER SHARE, BASIC	$0.07	$(0.16)	$0.17	$0.29
NET INCOME (LOSS) PER SHARE, DILUTED	$0.07	$(0.16)	$0.16	$0.28
Weighted average common shares outstanding, basic	182,844	180,729	182,311	180,314
Weighted average common shares outstanding, diluted	185,427	180,729	185,089	184,344

COMPREHENSIVE INCOME (LOSS)	$6,998	$(33,260)	$45,512	$62,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2021 and 2020
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Shares of common stock, beginning balances (1)	182,671	180,762	181,741	179,838
Issuances under equity incentive plans	651	904	1,581	1,828
Repurchase of common stock	—	(518)	—	(518)
Shares of common stock, ending balances	183,322	181,148	183,322	181,148

Total stockholders' equity, beginning balances (1)	$4,162,010	$3,239,962	$4,106,002	$3,122,381
Common stock:
Beginning balances (1)	183	181	182	180
Issuances under equity incentive plans, net of tax	—	—	1	1
Ending balance	183	181	183	181
Additional paid-in capital:
Beginning balance (1)	5,010,619	4,854,814	4,993,407	4,832,707
Issuances under equity incentive plans, net of tax	18,825	34,509	(11,091)	10,282
Stock-based compensation	53,738	45,468	101,147	91,931
Repurchase of common stock	—	(50,000)	—	(50,000)
Common stock held by the NQDC	649	846	368	717
Ending balance	5,083,831	4,885,637	5,083,831	4,885,637
Treasury stock:
Beginning balance (1)	—	—	—	—
Purchase of treasury stock	—	(50,000)	—	(50,000)
Retirement of treasury stock	—	50,000	—	50,000
Ending balance	—	—	—	—
Company common stock held by the NQDC:
Beginning balance (1)	(9,558)	(9,832)	(9,839)	(9,961)
Common stock held by the NQDC	(649)	(846)	(368)	(717)
Ending balance	(10,207)	(10,678)	(10,207)	(10,678)
Accumulated other comprehensive income (loss):
Beginning balance (1)	5,004	34,127	(16,139)	20,164
Other comprehensive income (loss)	(5,943)	(4,077)	15,200	9,886
Ending balance	(939)	30,050	(939)	30,050
Accumulated Deficit:
Beginning balance (1)	(844,238)	(1,639,328)	(861,609)	(1,720,709)
Net income (loss)	12,941	(29,183)	30,312	52,198
Ending balance	(831,297)	(1,668,511)	(831,297)	(1,668,511)
Total stockholders' equity, ending balances	$4,241,571	$3,236,679	$4,241,571	$3,236,679
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2021 and 2020
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,312	$52,198
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	55,214	51,180
Non-cash interest expense	2,082	9,534
Amortization of premium on investments	1,878	38
Stock-based compensation	104,346	91,956
Gain on sale of nonfinancial assets	—	(59,495)
Deferred income taxes	1,204	(5,864)
Unrealized foreign exchange loss (gain)	(1,004)	2,201
Non-cash changes in the fair value of contingent consideration	4,488	(584)
Other	(376)	(650)
Changes in operating assets and liabilities:
Accounts receivable, net	17,420	(8,028)
Inventory	6,379	(46,298)
Other current assets	34,331	20,441
Other assets	321	(5,599)
Accounts payable and accrued liabilities	(60,884)	(94,425)
Other long-term liabilities	585	5,938
Net cash provided by operating activities	196,296	12,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(48,106)	(66,716)
Maturities and sales of investments	348,941	170,111
Purchases of available-for-sale securities	(484,572)	(321,684)
Proceeds from sale of nonfinancial assets	—	67,159
Purchase of intangible assets	(6,400)	(10,786)
Investment in convertible note	—	(8,709)
Other	(908)	(722)
Net cash used in investing activities	(191,045)	(171,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	27,640	46,927
Taxes paid related to net share settlement of equity awards	(38,731)	(36,645)
Repurchase of common stock	—	(50,000)
Proceeds from convertible senior subordinated note offering, net	—	585,782
Principal repayments of financing leases	(1,941)	(2,047)
Other	(381)	—
Net cash provided by (used in) financing activities	(13,413)	544,017
Effect of exchange rate changes on cash	537	(3,759)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,625)	381,454
Cash and cash equivalents:
Beginning of period	$649,158	$437,446
End of period	$641,533	$818,900
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$10,159	$2,960
Cash paid for interest	$5,195	$4,154
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(9,393)	$(23,259)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$1,397	$(2,523)

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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other period.
U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The full extent to which the novel coronavirus disease (referred to as COVID-19) pandemic could continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that remain uncertain at this time, particularly as virus variants continue to spread. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies disclosed in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(4) RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at June 30, 2021 and December 31, 2020.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$348,830	$—	$—	$348,830	$348,830	$—	$—

Level 2:
Money market instruments	249,556	—	—	249,556	249,556	—	—
Corporate debt securities	426,514	1,639	(110)	428,043	—	168,393	259,650
U.S. government agency securities	253,923	685	(30)	254,578	27,999	166,491	60,088
Commercial paper	153,334	3	—	153,337	15,148	138,189	—
Asset-backed securities	38,553	42	(12)	38,583	—	8,282	30,301
Foreign and other	550	157	—	707	—	509	198
Subtotal	1,122,430	2,526	(152)	1,124,804	292,703	481,864	350,237
Total	$1,471,260	$2,526	$(152)	$1,473,634	$641,533	$481,864	$350,237

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$370,325	$—	$—	$370,325	$370,325	$—	$—

Level 2:
Money market instruments	264,833	—	—	264,833	264,833	—	—
Corporate debt securities	413,137	3,261	(8)	416,390	—	220,551	195,839
U.S. government agency securities	265,298	1,555	(1)	266,852	14,000	192,488	60,364
Asset-backed securities	31,659	85	(2)	31,742	—	3,189	28,553
Foreign and other	549	168	—	717	—	—	717
Subtotal	975,476	5,069	(11)	980,534	278,833	416,228	285,473
Total	$1,345,801	$5,069	$(11)	$1,350,859	$649,158	$416,228	$285,473
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of June 30, 2021, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of June 30, 2021 and

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2020, the fair value of the Company’s strategic investments was $14.4 million and $10.5 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(6) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$83,720	$76,673
Work-in-process	373,951	308,286
Finished goods	253,304	313,589
Total inventory	$710,975	$698,548
Inventory as of June 30, 2021 included pre-launch inventory manufacturing-related costs for the commercial production of vosoritide inventory totaling $9.6 million. Vosoritide is a product candidate for the treatment of achondroplasia in children, the most common form of disproportionate short stature in humans. The Company must receive marketing approval from the applicable regulators before the vosoritide inventory can be sold commercially. Starting in the first quarter of 2021, the Company believed that material uncertainties related to the ultimate regulatory approval of vosoritide for commercial sale in certain markets had been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends.
See Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s policies on inventory produced prior to regulatory approval.
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2021	December 31, 2020
Property, plant and equipment, gross	$1,704,705	$1,668,066
Accumulated depreciation	(678,126)	(635,595)
Total property, plant and equipment, net	$1,026,579	$1,032,471
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2021 was $11.8 million and $24.3 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2020 was $9.7 million and $20.0 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2021	December 31, 2020
Finite-lived intangible assets	$652,107	$644,087
Less: Accumulated amortization	(257,809)	(226,816)
Net carrying value	$394,298	$417,271

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable and accrued operating expenses	$176,073	$191,429
Accrued compensation expense	129,668	165,023
Accrued rebates payable	58,595	65,526
Accrued royalties payable	17,204	17,155
Forward foreign currency exchange contracts	11,034	17,798
Lease liabilities	11,024	11,754
Value added taxes payable	1,665	9,562
Accrued income taxes	1,538	9,661
Other	4,331	4,640
Total accounts payable and accrued liabilities	$411,132	$492,548

(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of June 30, 2021 and December 31, 2020. Other than the Company’s fixed-rate convertible debt disclosed in Note 9 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of June 30, 2021 or December 31, 2020.

	Fair Value Measurements as of June 30, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,101	$—	$2,101
Other assets:
NQDC Plan assets	22,022	—	22,022
Restricted investments (1)	2,909	—	2,909
Total other assets	24,931	—	24,931
Total assets	$27,032	$—	$27,032
Liabilities:
Current liabilities:
NQDC Plan liability	$2,101	$—	$2,101
Contingent consideration	—	32,212	32,212
Total current liabilities	2,101	32,212	34,313
Other long-term liabilities:
NQDC Plan liability	22,022	—	22,022
Contingent consideration	—	30,760	30,760
Total other long-term liabilities	22,022	30,760	52,782
Total liabilities	$24,123	$62,972	$87,095

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
(1)    The restricted investments at June 30, 2021 and December 31, 2020 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2021.
Liabilities measured at fair value using Level 3 inputs primarily consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2020	$60,130
Changes in the fair value of contingent consideration	4,488
Foreign exchange remeasurement of Euro denominated contingent consideration	(1,646)
Contingent consideration as of June 30, 2021	$62,972
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flows hedges and have maturities of up to one year and nine months. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to six months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Foreign Exchange Contracts	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Sell	$624,409	$782,327
Purchase	$165,922	$189,540

Derivatives not designated as hedging instruments:
Sell	$148,629	$98,343
Purchase	$92,944	$12,277
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$8,338	$6,268
Other assets	2,433	3,148
Subtotal	$10,771	$9,416

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$10,392	$17,551
Other long-term liabilities	2,895	11,020
Subtotal	$13,287	$28,571

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$1,932	$84
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$642	$247

Total Derivatives Assets	$12,703	$9,500
Total Derivatives Liabilities	$13,929	$28,818
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30,
	2021		2020
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$486,670	$(2,678)	$419,032	$8,279
Operating expenses as reported	$490,021	$344	$470,430	$(1,786)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$(3,260)		$1,729

	Six Months Ended June 30,
	2021		2020
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$954,439	$(5,435)	$908,075	$14,608
Operating expenses as reported	$950,965	$349	$867,538	$(3,459)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$1,009		$5,538
As of June 30, 2021, the Company expects to reclassify unrealized gains of $2.3 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next 12 months. For additional discussion of balances in AOCI see Note 10 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) DEBT
Convertible Notes
As of June 30, 2021, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2021	December 31, 2020
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(11,984)	(12,995)
2027 Notes, net	588,016	587,005

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(5,906)	(6,860)
2024 Notes, net	489,094	488,140

Total convertible debt, net	$1,077,110	$1,075,145

Fair value of fixed rate convertible debt (1):
2027 Notes	$604,026	$627,090
2024 Notes	515,745	530,714
Total fair value of fixed rate convertible debt	$1,119,771	$1,157,804
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest expense	$2,616	$3,016	$5,232	$5,188
Accretion of discount on convertible notes	834	4,395	1,668	8,505
Amortization of debt issuance costs	148	522	296	1,030
Total interest expense on convertible debt	$3,598	$7,933	$7,196	$14,723
See Note 13 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2021, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize changes in the accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) (AOCI), including current-period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Three Months Ended June 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2021	$2,617	$2,387	$—	$5,004
Other comprehensive income (loss) before reclassifications	(7,711)	(739)	—	(8,450)
Less: gain (loss) reclassified from AOCI	(2,334)	—	—	(2,334)
Tax effect	—	173	—	173
Net current-period other comprehensive income (loss)	(5,377)	(566)	—	(5,943)
AOCI balance at June 30, 2021	$(2,760)	$1,821	$—	$(939)

	Three Months Ended June 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2020	$31,588	$2,539	$—	$34,127
Other comprehensive income (loss) before reclassifications	(2,132)	5,914	—	3,782
Less: gain (loss) reclassified from AOCI	6,493	—	—	6,493
Tax effect	—	(1,366)	—	(1,366)
Net current-period other comprehensive income (loss)	(8,625)	4,548	—	(4,077)
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050

	Six Months Ended June 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$—	$(16,139)
Other comprehensive income (loss) before reclassifications	12,182	(2,684)	—	9,498
Less: gain (loss) reclassified from AOCI	(5,086)	—	—	(5,086)
Tax effect	—	616	—	616
Net current-period other comprehensive income (loss)	17,268	(2,068)	—	15,200
AOCI balance at June 30, 2021	$(2,760)	$1,821	$—	$(939)

	Six Months Ended June 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	17,498	4,580	15	22,093
Less: gain (loss) reclassified from AOCI	11,149	—	—	11,149
Tax effect	—	(1,058)	—	(1,058)
Net current-period other comprehensive income (loss)	6,349	3,522	15	9,886
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
For additional discussion of reclassifications from AOCI see Note 8 – Derivative Instruments and Hedging Strategies.
(11) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues by geographic region:
United States	$204,245	$232,552	$412,431	$476,724
Europe	172,678	109,259	334,519	254,295
Latin America	42,248	37,864	101,953	97,788
Rest of world	82,522	49,810	138,820	102,747
Total revenues	$501,693	$429,485	$987,723	$931,554
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product revenues by product:
Vimizim	$171,655	$116,695	$329,953	$253,898
Naglazyme	118,813	81,006	226,149	195,262
Kuvan	78,807	122,611	149,570	244,611
Palynziq	58,935	40,630	112,973	75,262
Brineura	30,332	25,798	57,657	49,768
Firdapse	—	—	—	1,316
Total net product revenues marketed by the Company	$458,542	$386,740	$876,302	$820,117
Aldurazyme net product revenues marketed by Genzyme	28,128	32,292	$78,137	$87,958
Total net product revenues	$486,670	$419,032	$954,439	$908,075

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$169,411	$197,171	$324,474	$378,842
Europe	166,704	104,319	315,576	245,170
Latin America	42,248	37,864	101,953	97,788
Rest of world	80,179	47,386	134,299	98,317
Total net product revenues marketed by the Company	$458,542	$386,740	$876,302	$820,117
Aldurazyme net product revenues marketed by Genzyme	28,128	32,292	78,137	87,958
Total net product revenues	$486,670	$419,032	$954,439	$908,075
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	16%	15%	16%	14%
Customer B	13%	16%	13%	14%
Customer C	12%	4%	10%	6%
Customer D	9%	13%	9%	12%
Total	50%	48%	48%	46%
On a consolidated basis, two customers accounted for 28% and 15% of the Company’s June 30, 2021 accounts receivable balance, respectively, compared to December 31, 2020, when two customers accounted for 24% and 22% of the accounts receivable balance, respectively. As of June 30, 2021, and December 31, 2020, the accounts receivable balance for Genzyme included $91.3 million and $72.1 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The COVID-19 pandemic continues to affect economies and business around the world. The Company’s global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and its business operations were impacted by the COVID-19 pandemic during the six months ended June 30, 2021 and 2020, and the Company anticipates a continued impact due to COVID-19 on its financial results in fiscal year 2021. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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
(12) STOCK-BASED COMPENSATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$6,087	$4,955	$12,568	$10,039
Research and development	20,816	15,917	38,333	29,628
Selling, general and administrative	27,940	24,090	53,445	52,289
Total stock-based compensation expense	$54,843	$44,962	$104,346	$91,956

(13) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, the Company’s common stock held by the NQDC and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income (loss), basic and diluted	$12,941	$(29,183)	$30,312	$52,198
Denominator:
Weighted-average common shares outstanding, basic	182,844	180,729	182,311	180,314
Effect of dilutive securities:
Options to purchase common stock	748	—	878	1,770
Unvested RSUs	1,365	—	1,425	1,733
Common stock potentially issuable for ESPP purchases	273	—	278	317
The Company’s common stock held by the NQDC	197	—	197	210
Weighted-average common shares outstanding, diluted	185,427	180,729	185,089	184,344
Net income (loss) per common share, basic	$0.07	$(0.16)	$0.17	$0.29
Net income (loss) per common share, diluted	$0.07	$(0.16)	$0.16	$0.28
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income (loss) per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	6,478	7,157	6,348	5,386
Common stock issuable under the 2020 Notes	—	3,983	—	3,983
Common stock issuable under the 2024 Notes	3,970	3,970	3,970	3,970
Common stock issuable under the 2027 Notes	4,365	4,365	4,365	4,365
Unvested RSUs	3,349	4,832	3,290	3,099
Common stock potentially issuable for ESPP purchases	342	574	337	257
Total number of potentially issuable shares	18,504	25,091	18,310	21,060
The Company’s 1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes) matured on October 15, 2020 and were settled in cash. The potential effect of the capped call transactions and potential shares issuable under the 2020 Notes were excluded from the calculation of diluted net income (loss) per share in the three and six months ended June 30, 2020, as the Company’s closing price on June 30, 2020 did not exceed the conversion price of $94.15 per share. There is no similar capped call transaction associated with the 2024 Notes or the 2027 Notes.

(14) COMMITMENTS AND CONTINGENCIES
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
Contingent Payments
As of June 30, 2021, the Company was subject to contingent payments totaling approximately $727.3 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $71.5 million were considered probable and comprised of commercial milestones related to the

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $235.0 million were considered reasonably possible and related to milestones for early stage development programs licensed from a third party in the second quarter of 2020 and $235.3 million were considered remote as the Company is no longer developing the related programs.
As of June 30, 2021, the fair value of contingent liabilities recorded on the Company’s Condensed Consolidated Balances Sheet was $63.0 million of which $32.2 million was short term. See Note 7 – Fair Value Measurements to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain research and development (R&D) activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of June 30, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $126.7 million. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, amongst the other risk factors. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S GAAP) and are presented in U.S. Dollars (USD).

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our commercial products, as of June 30, 2021, is provided below:

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
(1)See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 for further discussion
(2)See “Government Regulation— Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 for further discussion
(3)For the treatment of Mucopolysaccharidosis I (MPS I)
(4)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)For the treatment of phenylketonuria (PKU)
(6)For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)For adult patients with PKU
(8)For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our on-going major development programs, as of June 30, 2021, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2
Uncertainty Relating to the COVID-19 Pandemic
The COVID-19 pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by the COVID-19 pandemic during the six months ended June 30, 2021 and 2020, and we anticipate a continued impact due to the COVID-19 pandemic on our financial results for the remainder of 2021. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
Business Developments
We continued to advance our product candidate pipeline during the first half of 2021. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Continued Emphasis on Research and Development
•Vosoritide - In June 2021, we announced that the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for vosoritide, an investigational, once daily injection analog of C-type Natriuretic Peptide (CNP) for children with achondroplasia, the most common form of disproportionate short stature in humans, in children from the age of 2 until growth plates are closed, which occurs after puberty when children reach final adult height. A final approval decision, typically consistent with the CHMP recommendation, is expected from the European Commission in the third quarter of 2021.
In March 2021, we announced that we have completed enrollment in our Phase 2 randomized, placebo-controlled study of vosoritide for treatment of infants and young children with achondroplasia, aged zero to less than five years (60 months) old. The objectives of the study are to evaluate safety, tolerability, and the effect of vosoritide on growth. We also plan to augment the height data with assessments including proportionality, functionality, quality of life, sleep apnea, and foramen magnum dimension, as well as the advent of major illnesses and surgeries.
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
As anticipated, the FDA designated this submission as a major amendment to our NDA, thus extending the Prescription Drug User Fee Act (PDUFA) target action date by three months to November 20, 2021 to provide time for a full review of the submission. Also in the first quarter of 2021, the FDA pre-approval inspection of our Novato facility for the manufacture of vosoritide drug substance was completed.
In February 2021, we announced that the FDA granted priority review designation for our New Drug Application (NDA) for vosoritide. Under this designation, the vosoritide NDA, if approved, may qualify for a Priority Review Voucher (PRV).
•Valoctocogene roxaparvovec – In July 2021, we announced new data from our open-label Phase 1/2 study of valoctocogene roxaparvovec, an investigational gene therapy for the treatment of adults with severe hemophilia A, during an oral presentation at the International Society on Thrombosis and Haemostasis (ISTH) 2021 Virtual Congress. Five-year and four-year post-treatment follow-up of the 6e13 vg/kg and 4e13 vg/kg cohorts, respectively, showed a sustained treatment benefit from valoctocogene roxaparvovec. All participants in both cohorts remain off prophylactic Factor VIII treatment. The mean annualized bleed rate (ABR) in year five for the 6e13 vg/kg cohort was 0.7 with an ABR reduction of 95% and Factor VIII use reduction of 96% through five years, compared to pre-infusion. The mean ABR in year four for the 4e13 vg/kg cohort was 1.7 with a mean cumulative ABR reduction of 92% and Factor VIII use reduction of 95% through four years, compared to pre-infusion. Mean Factor VIII activity levels of 11.6 IU/dL in year five for the 6e13 vg/kg cohort and 5.6 IU/dL in year four for the 4e13 vg/kg cohort as measured by the Chromogenic Substrate Assay, support the observed reductions in bleed rates and annualized Factor VIII usage.

Additionally, in July 2021, we announced new data from our positive pivotal study with valoctocogene roxaparvovec, GENEr8-1, during an oral presentation at the ISTH 2021 Virtual Congress. The pivotal study demonstrated superiority to Factor VIII prophylaxis in key clinical efficacy endpoints. Over 90 percent of the 134 participants in the GENEr8-1 study had an ABR of zero or a lower bleed rate than baseline after week 4 of treatment with valoctocogene roxaparvovec. Mean annualized Factor VIII utilization rate, among a pre-specified group of prior participants in a non-interventional baseline observational study (rollover population; N=112)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
decreased from baseline on Factor VIII prophylaxis by 99% from 3961.2 (median 3754.4) to 56.9 (median 0) IU/kg/year after week 4 after treatment with valoctocogene roxaparvovec (p-value <0.001).

In July, 2021, we announced that the European Medicines Agency (EMA) validated our Marketing Authorization Application (MAA). In May 2021, the EMA granted our request for accelerated assessment. Accelerated assessment potentially reduces the time frame for the CHMP and Committee for Advanced Therapies (CAT) to review a MAA for an Advanced Therapy Medicinal Product (ATMP) and we anticipate a CHMP opinion in the first half of 2022.
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
•BMN 255 - BMN 255 is a small molecule for the treatment of a subset of chronic renal disease. The Investigational New Drug application (IND) for BMN 255 is active and we are dosing subjects.
•BMN 331 - BMN 331 for the treatment of hereditary angioedema is our third gene therapy product candidate. The IND for BMN 331 was cleared by the FDA in July 2021 and is active.
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
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$501.7	$429.5	$987.7	$931.6
Cost of sales	$127.1	$98.0	$247.2	$209.3
Research and development (R&D) expense	$161.1	$182.1	$309.8	$324.4
Selling, general and administrative (SG&A) expense	$184.2	$175.4	$358.5	$362.7
Intangible asset amortization and contingent consideration	$17.7	$14.9	$35.4	$30.6
Gain on sale of nonfinancial assets	$—	$—	$—	$(59.5)
Other income (expense), net	$2.5	$(1.3)	$0.6	$(4.9)
Provision for (benefit from) income taxes	$1.2	$(13.1)	$7.1	$6.9
Net income (loss)	$12.9	$(29.2)	$30.3	$52.2
The increase in Net Income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributed to:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
•an increase in gross profit primarily due to higher product sales for Vimizim, Naglazyme and Palynziq partially offset by lower product sales for Kuvan due to generic competition driven by the loss of U.S. market exclusivity in October 2020; and
•decreased R&D expense primarily driven by the absence of the $26.3 million upfront license fee paid to license preclinical programs from a third party in the second quarter of 2020; partially offset by
•higher SG&A expense primarily due a ramp up of commercialization efforts ahead of the anticipated regulatory approval of vosoritide.
The decrease in Net Income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributed to:
•the absence of a $59.5 million gain on sale of nonfinancial assets due to the divestiture and sale of the Firdapse business in the first quarter of 2020; partially offset by
•an increase in gross profit primarily due to higher product sales for Vimizim, Naglazyme and Palynziq partially offset by lower product sales for Kuvan due to generic competition driven by the loss of U.S. market exclusivity in October 2020; and
•decreased R&D expense primarily driven by the absence of the $26.3 million upfront license fee paid to license preclinical programs from a third party in the second quarter of 2020.
See “Results of Operations” below for additional information related to the Net Income fluctuations presented above. Our cash, cash equivalents and investments totaled $1.47 billion as of June 30, 2021 compared to $1.35 billion as of December 31, 2020. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies, Estimates and Judgments
In preparing our Condensed Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the SEC), we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The full extent to which the ongoing COVID-19 pandemic could continue to directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs will depend on future developments that continue to remain uncertain at this time, particularly as virus variants continue to spread. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
There have been no significant changes to our critical accounting policies, estimates and judgments during the six months ended June 30, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net product revenues by product:
Vimizim	$171.7	$116.7	$55.0	$329.9	$253.9	$76.0
Naglazyme	118.8	81.0	37.8	226.1	195.3	30.8
Kuvan	78.8	122.6	(43.8)	149.6	244.6	(95.0)
Palynziq	59.0	40.7	18.3	113.0	75.3	37.7
Brineura	30.3	25.8	4.5	57.7	49.8	7.9
Firdapse	—	—	—	—	1.2	(1.2)
Total net product revenues marketed by the Company	$458.6	$386.8	$71.8	$876.3	$820.1	$56.2
Aldurazyme net product revenues marketed by Sanofi Genzyme	28.1	32.3	(4.2)	78.1	88.0	(9.9)
Total net product revenues	$486.7	$419.1	$67.6	$954.4	$908.1	$46.3
Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, and Aldurazyme is marketed worldwide by Sanofi Genzyme (Genzyme). Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end-users. In certain countries, governments place large periodic orders for our products. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.
The increase in Net Product Revenues for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily attributed to the following:
•Vimizim and Naglazyme: the higher revenues were primarily driven by timing of orders from Europe and Middle East; and
•Palynziq: the increase was primarily attributed to a combination of revenue from more U.S. patients achieving maintenance dosing and new patients initiating therapy; partially offset by
•Kuvan: the lower revenues were driven by generic competition as a result of the loss of U.S market exclusivity in October 2020.
We anticipate the COVID-19 pandemic could have a continued impact on future Net Product Revenues during the remainder of 2021 as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from the doses of our products that are missed by patients and the lost revenues from delayed treatment starts for new patients will never be recouped. See the risk factor “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
In October 2020, we lost U.S market exclusivity for Kuvan. We have been preparing for this loss of exclusivity which will result in a reduction in market share and adversely affect our revenues and results of operations in the future. See the risk factor “The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and results of operations” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. Additionally, the responses received from the FDA and EMA requesting additional safety and efficacy data from our valoctocogene roxaparvovec Phase 3 studies and our submission of the two-year results from the Phase 3 extension study of vosoritide have extended our anticipated FDA regulatory approval decision timelines which will have a negative impact on net product revenue growth for the remainder of 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Sales denominated in USD	$256.7	$269.3	$(12.6)	$512.0	$543.8	$(31.8)
Sales denominated in foreign currencies	230.0	149.8	80.2	442.4	364.3	78.1
Total net product revenues	$486.7	$419.1	$67.6	$954.4	$908.1	$46.3
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and six months ending June 30, 2021 was favorable by $5.5 million and $2.1 million, respectively. The net benefit to the three months ended June 30, 2021 was primarily driven by favorable rate movements in the Euro and Great British Pound (GBP). The net benefit in the six months ended June 30, 2021 was due to favorable movements in Euro and GBP partially offset by weakening of the Brazilian Real and Russian Ruble. This compares to an unfavorable impact of $6.2 million and $10.8 million for the three and six months ending June 30, 2020, respectively, primarily driven by weakening of currencies in Latin American markets relative to the USD, such as the Brazilian Real, Colombian Peso, Mexican Peso and Argentine Peso.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total Royalty and other revenues	$15.0	$10.5	$4.5	$33.3	$23.5	$9.8
The increase in royalty and other revenues for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher licensing revenues earned from third parties.
The increase in royalty and other revenues for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a license payment received from a third party due to their achievement of a regulatory milestone.
We expect to continue to earn royalties from third parties in the future.
Cost of Sales and Gross Margin
Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products and charges for inventory valuation reserves. Gross margin is calculated on Total Revenues, which includes Royalty and Other Revenues that usually do not have associated costs.
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total revenues	$501.7	$429.5	$72.2	$987.7	$931.6	$56.1
Cost of sales	$127.1	$98.0	$29.1	$247.2	$209.3	$37.9
Gross margin	74.7%	77.2%	(2.5)%	75.0%	77.5%	(2.5)%
Cost of Sales increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increased sales volumes of Vimizim, Naglazyme and Palynziq.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Gross margin for the three and six months ended June 30, 2021 compared to the same periods in 2020 decreased primarily due to the higher manufacturing costs and lower Kuvan sales price as a result of generic competition.
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
We manage our R&D expense by identifying the R&D activities we anticipate will be performed during a given period and then prioritizing efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our product pipeline and the development status of product candidates and, as necessary, reallocate resources among the research and development portfolio that we believe will best support the future growth of our business. Continued material investment in R&D activities that we have strategically prioritized remains a core component of our business model and future growth plans.
We evaluate the recoverability of costs associated with pre-launch manufacturing activities and capitalize the costs incurred if recoverability is highly likely. We have $9.6 million of manufacturing-related costs for vosoritide capitalized as pre-launch inventory as of June 30, 2021. See Note 6 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Research and early development	$48.4	$59.9	$(11.5)	$89.6	$88.4	$1.2
Vosoritide	36.6	36.0	0.6	72.9	67.1	5.8
Valoctocogene roxaparvovec	29.1	33.4	(4.3)	54.9	64.2	(9.3)
Approved products	28.7	33.0	(4.3)	54.7	66.3	(11.6)
BMN 307	14.7	17.6	(2.9)	30.1	35.1	(5.0)
Other	3.6	2.2	1.4	7.6	3.3	4.3
Total R&D expense	$161.1	$182.1	$(21.0)	$309.8	$324.4	$(14.6)
The decrease in R&D expense for the three months ended June 30, 2021 as compared to the same period in 2020 primarily comprised the following:
•a decrease in research and early development programs due to the absence of an upfront license fee of $26.3 million related to preclinical programs licensed from a third party in the second quarter of 2020 partially offset by an increased spend on our early development programs;
•a reduction in activities related to approved products as the long-term post marketing studies were completed; and
•a decrease in clinical trial activities related to valoctocogene roxaparvovec as patients transitioned to the monitoring phase of the study.
The decrease in R&D expense for the six months ended June 30, 2021 as compared to the same period in 2020 primarily comprised the following:
•a reduction in activities related to approved products as the long-term post marketing studies were completed;
•a decrease in clinical trial activities related to valoctocogene roxaparvovec as patients transitioned to the monitoring phase of the study; and
•lower expenses related to BMN 307 due to clinical manufacturing activities that occurred during 2020; partially offset by
•an increase in clinical manufacturing activities related to our vosoritide program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We expect R&D expense to increase in future periods, primarily due to increased preclinical activities for our research and early development programs while we continue to develop our later stage programs.
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
SG&A expenses consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
S&M expense	$100.9	$97.0	$3.9	$195.1	$191.9	$3.2
G&A expense	83.3	78.4	4.9	163.4	170.8	(7.4)
Total SG&A expense	$184.2	$175.4	$8.8	$358.5	$362.7	$(4.2)

S&M expenses by product were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
PKU Products (Kuvan and Palynziq)	$31.3	$31.0	$0.3	$62.1	$61.8	$0.3
MPS Products (Aldurazyme, Naglazyme and Vimizim)	27.7	24.1	3.6	52.1	52.6	(0.5)
Vosoritide	17.9	$6.1	11.8	34.4	11.7	22.7
Valoctocogene roxaparvovec	12.3	25.6	(13.3)	24.5	43.7	(19.2)
Brineura	9.1	8.6	0.5	17.2	18.8	(1.6)
Other	2.6	1.6	1.0	4.8	3.3	1.5
Total S&M expense	$100.9	$97.0	$3.9	$195.1	$191.9	$3.2
The increase in S&M expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily the result of an increase in pre-commercialization activities related to vosoritide partially offset by a reduction in valoctocogene roxaparvovec activities based on anticipated timelines for potential approval.
The increase in G&A expense for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the idle plant time related to maintaining our valoctocogene roxaparvovec manufacturing capabilities.
The decrease in G&A expense for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in foreign currency exchange losses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Changes in the fair value of contingent consideration (gain) / loss	$2.2	$(0.6)	$2.8	$4.5	$(0.6)	$5.1
Amortization of intangible assets	15.5	15.5	—	30.9	31.2	(0.3)
Total intangible asset amortization and contingent consideration	$17.7	$14.9	$2.8	$35.4	$30.6	$4.8

Gain on sale of nonfinancial assets	$—	$—	$—	$—	$59.5	$(59.5)
Fair value of contingent consideration – the increase in the fair value of contingent consideration for the three and six months ended June 30, 2021 as compared to the same period in 2020 was attributable to changes in the estimated probability of achieving sales milestones related to our PKU products.
Amortization of intangible assets – the expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was flat.
Gain on Sale of Nonfinancial Assets – the decrease in the six months ended June 30, 2021 is due to the recognition of a gain of $59.5 million in the six months ended June 30, 2020 due to the divestiture and sale of the Firdapse business.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest Income comprised the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest income	$4.5	$4.3	$0.2	$6.9	$9.5	$(2.6)
Interest income for the three months ended June 30, 2021 compared to same period in 2020 was flat. The decrease in Interest Income for the six months ended June 30, 2021 compared to 2020 was primarily due to lower interest rates.
We expect interest income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest expense	$3.8	$8.0	$(4.2)	$7.6	$15.0	$(7.4)
The interest expense on convertible debt for the three and six months ended June 30, 2021 compared to 2020 was lower due primarily to the settlement of the 2020 Notes in the fourth quarter of 2020.
We do not expect interest expense to fluctuate significantly over the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Provision for (Benefit from) Income Taxes
The following table summarizes our income tax provision:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Provision for (benefit from) income taxes	$1.2	$(13.1)	$14.3	$7.1	$6.9	$0.2
Tax expense (benefit) was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2021 and 2020. The provision for income taxes for the three and six months ended June 30, 2021 and 2020 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits and R&D credits.

Financial Position, Liquidity and Capital Resources
As of June 30, 2021, we had $1.47 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We believe that our existing cash, cash equivalents and investments and cash we expect to generate from operations will be sufficient to satisfy our liquidity requirements for the next 12 months. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2021, $237.4 million of our $1.47 billion balance of cash, cash equivalents and investments was held in non-U.S. subsidiaries, a significant portion of which is required to fund the liquidity needs of these non-U.S. subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our liquidity and capital resources as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$641.5	$649.2	$(7.7)
Short-term investments	481.9	416.2	65.7
Long-term investments	350.2	285.5	64.7
Cash, cash equivalents and investments	$1,473.6	$1,350.9	$122.7

Total convertible debt, net	$1,077.1	$1,075.1	$2.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows for the six months ended June 30, 2021 and 2020 are summarized as follows:

	June 30, 2021	June 30, 2020	Change
Cash and cash equivalents at the beginning of the period	$649.2	$437.4	$211.8
Net cash provided by operating activities	196.3	12.5	183.8
Net cash used in investing activities	(191.0)	(171.3)	(19.7)
Net cash provided by (used in) financing activities	(13.4)	544.0	(557.4)
Foreign exchange impact	0.4	(3.7)	4.1
Cash and cash equivalents at the end of the period	$641.5	$818.9	$(177.4)
Short-term and long-term investments	832.1	884.5	(52.4)
Cash, cash equivalents and investments	$1,473.6	$1,703.4	$(229.8)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $183.8 million to $196.3 million in the six months ended June 30, 2021, compared to cash provided by operating activities of $12.5 million in the six months ended June 30, 2020. The increase was primarily attributed to the receipt of a tax refund, the timing of cash receipts from our customers and lower employee compensation related payments.
Cash Used in Investing Activities
Net cash used in investing activities increased by $19.7 million to $191.0 million in the six months ended June 30, 2021, compared to cash used in investing activities of $171.3 million in the six months ended June 30, 2020. The increase in cash used in investing activities was primarily attributable to the absence of the proceeds received from divestiture and sale of Firdapse to a third party in the first quarter of 2020 partially offset by lower purchases of property, plant and equipment and higher net maturities of available-for-sale debt securities.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased by $557.4 million to $13.4 million in the six months ended June 30, 2021, compared to cash provided by financing activities of $544.0 million in the six months ended June 30, 2020 due primarily to the proceeds from the issuance of the 2027 Notes in the second quarter of 2020.
Other Information
Our $1.1 billion (undiscounted) of total convertible debt as of June 30, 2021 will impact our liquidity due to the semi-annual cash interest payments. As of June 30, 2021, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes and together with the 2024 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principle amount of the Notes if not converted.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2021, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
For additional information related to our convertible debt see Note 9 to our accompanying Condensed Consolidated Financial Statements and Note 13 - Debt included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of June 30, 2021 were as follows:

Since Program Inception

Valoctocogene roxaparvovec	$764.9
Vosoritide	$643.6
BMN 307	$210.0
Approved products	$2,319.4
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

Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. As of June 30, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $126.7 million.
As of June 30, 2021, we were also subject to contingent payments totaling approximately $727.3 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $71.5 million were considered probable and comprised of commercial milestones related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $235.0 million were considered reasonably possible and related to milestones for early stage development programs licensed from a third party in the second quarter of 2020 and $235.3 million were considered remote as we are no longer developing the related programs.
As of June 30, 2021, the fair value of the contingent liabilities recorded on our Condensed Consolidated Balance Sheet was $63.0 million, of which $32.2 million was short term.
Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the six months ended June 30, 2021, as compared to the obligations disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2021 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2021.
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
Business and Operational Risks
*The COVID-19 pandemic could continue to materially adversely affect our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by the COVID-19 pandemic, and we expect that the pandemic will continue to adversely impact our financial results and our business generally for at least the remainder of 2021 and potentially longer if the pandemic continues to impact countries in which we operate. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict.
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
Our commercial operations have also been, and will likely continue to be, adversely impacted by the COVID-19 pandemic. Many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Treating COVID-19 patients has become the priority for many healthcare facilities and workers, so it has become, and may continue to be, difficult for some of our patients to receive our therapies that are administered by infusion. Although we are working with our patient community and healthcare providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from doses of our products that are missed by patients and the lost revenues from delayed treatment starts for new patients will never be recouped. Moreover, some patients may choose to skip infusions because they do not want to risk exposure to COVID-19 by having a healthcare provider administer the therapy at a healthcare facility or at home. The pandemic has also hindered our ability to find new patients and start treating newly found patients, and it has limited our sales force’s ability to promote our products to distributors, hospitals, clinics, doctors and pharmacies, which could adversely affect our revenues and results of operations. In addition, the COVID-19 pandemic could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-from-home policies for employees whose jobs do not require them to be onsite. Increased reliance by us and the companies with which we do business on personnel working from home may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.
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
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to our conducting a significant amount of our sales and operations outside of the U.S., exposure to changes in foreign exchange rates, our substantial indebtedness, our need to generate sufficient cash flows to service our indebtedness and finance our operations, our ability to comply with the covenants contained in the agreements that govern our indebtedness and the volatility of our stock price.
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
*If we fail to obtain and maintain an adequate level of coverage and reimbursement for our products by third-party payers, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.
The course of treatment for patients using our products is expensive. We expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for our products without coverage and reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenues and gross margin will be adversely affected.
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
We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or will continue to be available for any product that we have commercialized and, if reimbursement is available, what the level of reimbursement will be. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval or continue to market any product that has already been commercialized.
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
For our future products, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates for our products, they may not be commercially viable or our future revenues and gross margin may be adversely affected.
If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely) or commercialize their products before we do. With respect to valoctocogene roxaparvovec, if the product candidate is approved, we will face a highly developed and competitive market for hemophilia A treatments. As we commercialize valoctocogene roxaparvovec, if approved, we may face intense competition from large pharmaceutical companies with extensive resources and established relationships in the hemophilia A community. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
*The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and results of operations.
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
Pursuant to the Hatch-Waxman Act, companies were permitted to file ANDA applications for proposed generic versions of Kuvan at any time after December 2011. We own several patents that cover Kuvan, and we have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Hatch-Waxman Act requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of our Orange Book-listed patents to certify that the applicant believes that our patents are invalid or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify us of such certification (a paragraph IV notice). Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay, during which time the FDA cannot finally approve the applicant’s ANDA. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA may approve the ANDA if it is otherwise ready for approval. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails.
Between 2014 and 2016 we received paragraph IV notice letters from two pharmaceutical companies notifying us that each had filed ANDAs seeking approval of proposed generic versions of Kuvan. We filed lawsuits alleging patent infringement against each company, and between 2015 and 2017 we entered into settlement agreements with the companies that resolved the patent litigation in the U.S. The settlement agreements granted the companies non-exclusive licenses to our Kuvan-related patents to allow them to market generic versions of sapropterin dihydrochloride in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances. Generic versions of Kuvan first became available in the U.S. in October 2020, and as expected, our U.S. sales of Kuvan in the fiscal quarters since October 2020 have significantly declined as compared to prior periods. We expect that the continued availability of generic versions of sapropterin dihydrochloride in the U.S. will continue to adversely affect our U.S. sales of Kuvan.
Any future ANDA or related legal proceeding could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenues and results of operations. Moreover, generic competition following the settlements described above could have a material adverse effect on our revenues and results of operations.
We also face generic competition for Kuvan in certain non-U.S. countries, and there is a process equivalent to the ANDA process under Article 10 of Directive 2001/83/EC in the EU. Our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenues and results of operations.
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
Regulatory Risks
If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenues from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain FDA approval for each product candidate that we intend to commercialize, and in the EU we must obtain approval from the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
*Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, the EMA and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenues from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, and Palynziq has received regulatory approval to be commercially marketed in the U.S., the EU, and Australia. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Although the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.
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
If such regulatory actions are taken, our value and our operating results will be adversely affected. Additionally, if the FDA, the EMA or any other comparable international regulatory agency withdraws its approval of a product, we will be unable to generate revenues from the sale of that product in the relevant jurisdiction, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Accordingly, we continue to expend significant time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.
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
Similar rules governing clinical trials to those in place in the United States apply in the EU and the U.K. Following the U.K.’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the U.K. are seen as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by individual member states, and applicable good clinical practice standards. The EU Clinical Trials Directive is due to be replaced with the new EU Clinical Trials Regulation (EU CTR) at the beginning of 2022. Should the U.K. not seek to align its regulations governing clinical trials with the EU CTR then trials that take place in the U.K. may carry less weight than they currently do when applying for a marketing authorization in the EU.
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenues and results of operations.
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
We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to our product pricing or the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our current and future products or our sales volume, which would adversely affect our revenues and results of operations.
*Government healthcare reform could increase our costs and adversely affect our revenues and results of operations.
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010

(collectively, the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Although the PPACA has generally been upheld thus far, it is unclear how continued challenges to the law may impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during the former Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation from Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Likewise, in many EU countries, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU countries and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenues and results of operations. Moreover, in order to obtain reimbursement for our products in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.
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
As part of our business strategy, we have developed and may in the future develop some drugs that may be eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. In the EU, orphan drug designation is available if a sponsor can establish that: (1) the medicine is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) such condition affects no more than five in 10,000 people in the EU or without incentives it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment and (3) the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicine will be of significant benefit to those affected by that condition. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity (extendable to twelve years for medicines that have complied with an agreed pediatric investigation plan pursuant to Regulation 1901/2006), during which similar medicines for the same indication cannot be placed on the market, is available. Orphan drug marketing exclusivity may be lost in the EU if a manufacturer is unable to supply sufficient quantities and marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
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
As of June 30, 2021, we had cash, cash equivalents and investments totaling $1.47 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of June 30, 2021, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. In May 2021, we amended the 2018 Credit Agreement to, among other things, extend the maturity date of the revolving credit facility from October 18, 2021 to May 28, 2024. Our indebtedness may:
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
Our outstanding indebtedness consists primarily of the 2024 Notes and 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. While we could seek to obtain additional third-

party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.
In addition, we also may borrow up to $200.0 million in revolving loans under the 2018 Credit Facility, which would be required to be repaid in cash at maturity on May 28, 2024.
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
Risks Related to International Operations
We conduct a significant amount of our sales and operations outside of the U.S., which subjects us to additional business risks that could adversely affect our revenues and results of operations.
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
As we continue to expand our existing international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing and maintaining these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues and profitability.
A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenues in these countries.
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
If we are unable to protect our intellectual property, third parties could develop competing products, which could adversely affect our revenues and financial results generally.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (TCJA), enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the application of certain tax credits (including a reduction of tax credits under the Orphan Drug Act), the deductibility of expenses, the utilization of net operating losses (NOLs) and other deferred tax assets, and the taxation of non-U.S. earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in 2020, modified certain provisions of the TCJA, including provisions relating to NOL utilization. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the TCJA, the CARES Act, or future reform legislation, including certain legislative proposals by the current presidential administration, could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.
Moreover, changes in the tax laws of non-U.S. jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD), or other initiatives led by the OECD or the European Commission. The OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, made several recommendations with the aim of addressing tax avoidance and ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm's length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Federal and state false claims laws, including the civil False Claims Act and the Civil Monetary Penalties Law, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid, or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices outside of the European Economic Area (EEA) are likely to remain uncertain for the foreseeable future. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sales, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA), becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, expand an individual’s private right of action and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. In addition to California, other U.S. states have recently adopted consumer data protection and privacy laws, and more U.S. states may do so in the future. Aspects of the CCPA, CPRA and similar laws in other states and their interpretation and enforcement remain uncertain. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
The GDPR and other European data protection laws generally restrict the transfer of personal information from Europe, including the EEA and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been the European Commission’s Standard Contractual Clauses (SCCs). However, the Court of Justice of the EU issued a decision that called into question whether the SCCs can lawfully be used for transfers of personal information from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the SCCs, on which we have relied for personal information transfers from Europe to the United States and other “third countries.” The Court of Justice of the EU ruled that subject to their containing “effective mechanisms” to ensure compliance with the protections offered by EU law, namely implementation of transfer impact assessments regarding country surveillance laws, the SCCs were generally upheld. New SCCs were published in June 2021 and will require implementation within 12 months from publication. Compliance with the regulations covering the transfer of personal information from Europe to the U.S. has increased our compliance costs.
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
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain non-U.S. countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many non-U.S. countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted non-U.S. legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
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
The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for Aldurazyme, Naglazyme and Palynziq and is one of two manufacturing facilities for Brineura and Vimizim. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support valoctocogene roxaparvovec clinical development activities and the anticipated commercial demand for valoctocogene roxaparvovec, if approved. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.
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
We sell our products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected.
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

10.1*
First Amendment, dated May 28, 2021, to the Credit Agreement by and among BioMarin Pharmaceutical Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender, and Citibank N.A. as L/C Issuer, and the Lenders party thereto, dated as of October 19, 2018, previously filed with the SEC on February 28, 2019 as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 000-26727).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: July 30, 2021	By	/s/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Chief Financial Officer