Form 10-Q
period 2021-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2021-10-29
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,593,434 shares of common stock, par value $0.001, outstanding as of October 26, 2021.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, Brineura®, Kuvan®, Naglazyme®, Palynziq® and Vimizim® are our registered trademarks. VOXZOGO™ is our trademark. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2021 and December 31, 2020
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$617,143	$649,158
Short-term investments	462,333	416,228
Accounts receivable, net	374,937	448,351
Inventory	749,406	698,548
Other current assets	107,751	129,934
Total current assets	2,311,570	2,342,219
Noncurrent assets:
Long-term investments	466,618	285,473
Property, plant and equipment, net	1,024,787	1,032,471
Intangible assets, net	388,487	417,271
Goodwill	196,199	196,199
Deferred tax assets	1,445,109	1,432,150
Other assets	144,705	142,237
Total assets	$5,977,475	$5,848,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$466,711	$492,548
Short-term contingent consideration	48,187	—
Total current liabilities	514,898	492,548

Noncurrent liabilities:
Long-term convertible debt, net	1,078,093	1,075,145
Long-term contingent consideration	15,204	60,130
Other long-term liabilities	103,131	114,195
Total liabilities	1,711,326	1,742,018
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 183,567,424 and 181,740,999 shares issued and outstanding, respectively.	184	182
Additional paid-in capital	5,133,742	4,993,407
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(10,225)	(9,839)
Accumulated other comprehensive income (loss)	10,239	(16,139)
Accumulated deficit	(867,791)	(861,609)
Total stockholders’ equity	4,266,149	4,106,002
Total liabilities and stockholders’ equity	$5,977,475	$5,848,020
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2021 and 2020
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Net product revenues	$393,840	$460,741	$1,348,279	$1,368,816
Royalty and other revenues	14,902	16,043	48,186	39,522
Total revenues	408,742	476,784	1,396,465	1,408,338
OPERATING EXPENSES:
Cost of sales	103,537	188,793	350,765	398,134
Research and development	157,869	147,053	467,701	471,449
Selling, general and administrative	183,333	179,450	541,812	542,157
Intangible asset amortization and contingent consideration	17,222	17,429	52,648	48,018
Gain on sale of nonfinancial assets	—	—	—	(59,495)
Total operating expenses	461,961	532,725	1,412,926	1,400,263
INCOME (LOSS) FROM OPERATIONS	(53,219)	(55,941)	(16,461)	8,075

Equity in the income (loss) of BioMarin/Genzyme LLC	177	(921)	(1,349)	(1,077)
Interest income	1,827	4,004	8,737	13,539
Interest expense	(3,870)	(9,597)	(11,491)	(24,560)
Other income, net	8,925	1,239	11,788	1,886
INCOME (LOSS) BEFORE INCOME TAXES	(46,160)	(61,216)	(8,776)	(2,137)
Benefit from income taxes	(9,666)	(846,019)	(2,594)	(839,138)
NET INCOME (LOSS)	$(36,494)	$784,803	$(6,182)	$837,001
NET INCOME (LOSS) PER SHARE, BASIC	$(0.20)	$4.33	$(0.03)	$4.63
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.20)	$4.01	$(0.03)	$4.39
Weighted average common shares outstanding, basic	183,214	181,142	182,616	180,592
Weighted average common shares outstanding, diluted	183,214	197,674	182,616	194,959

COMPREHENSIVE INCOME (LOSS)	$(25,316)	$765,138	$20,196	$827,222

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2021 and 2020
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Shares of common stock, beginning balances (1)	183,322	181,148	181,741	179,838
Issuances under equity incentive plans	246	344	1,827	2,172
Repurchase of common stock	—	—	—	(518)
Shares of common stock, ending balances	183,568	181,492	183,568	181,492

Total stockholders' equity, beginning balances (1)	$4,241,571	$3,236,679	$4,106,002	$3,122,381
Common stock:
Beginning balances (1)	183	181	182	180
Issuances under equity incentive plans, net of tax	1	—	2	1
Ending balance	184	181	184	181
Additional paid-in capital:
Beginning balance (1)	5,083,831	4,885,637	4,993,407	4,832,707
Issuances under equity incentive plans, net of tax	(460)	7,319	(11,551)	17,601
Stock-based compensation	50,353	44,757	151,500	136,688
Repurchase of common stock	—	—	—	(50,000)
Common stock held by the NQDC	18	78	386	795
Ending balance	5,133,742	4,937,791	5,133,742	4,937,791
Treasury stock:
Beginning balance (1)	—	—	—	—
Purchase of treasury stock	—	—	—	(50,000)
Retirement of treasury stock	—	—	—	50,000
Ending balance	—	—	—	—
Company common stock held by the NQDC:
Beginning balance (1)	(10,207)	(10,678)	(9,839)	(9,961)
Common stock held by the NQDC	(18)	(78)	(386)	(795)
Ending balance	(10,225)	(10,756)	(10,225)	(10,756)
Accumulated other comprehensive income (loss):
Beginning balance (1)	(939)	30,050	(16,139)	20,164
Other comprehensive income (loss)	11,178	(19,665)	26,378	(9,779)
Ending balance	10,239	10,385	10,239	10,385
Accumulated Deficit:
Beginning balance (1)	(831,297)	(1,668,511)	(861,609)	(1,720,709)
Net income (loss)	(36,494)	784,803	(6,182)	837,001
Ending balance	(867,791)	(883,708)	(867,791)	(883,708)
Total stockholders' equity, ending balances	$4,266,149	$4,053,893	$4,266,149	$4,053,893
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2021 and 2020
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,182)	$837,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	82,053	77,814
Non-cash interest expense	3,114	14,766
Amortization of premium on investments	3,279	175
Stock-based compensation	153,372	142,125
Gain on sale of nonfinancial assets	—	(59,495)
Inventory reserves, net of stock-based compensation	—	75,609
Deferred income taxes	(12,020)	(854,199)
Unrealized foreign exchange (gain) loss	(1,347)	9,082
Non-cash changes in the fair value of contingent consideration	6,254	1,352
Other	(1,317)	388
Changes in operating assets and liabilities:
Accounts receivable, net	65,513	(32,915)
Inventory	(19,125)	(73,310)
Other current assets	27,029	32,848
Other assets	(407)	(5,543)
Accounts payable and accrued liabilities	(7,129)	(76,174)
Other long-term liabilities	269	9,225
Net cash provided by operating activities	293,356	98,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,840)	(83,286)
Maturities and sales of investments	502,112	345,224
Purchases of available-for-sale securities	(737,144)	(369,942)
Proceeds from sale of nonfinancial assets	—	67,159
Purchase of intangible assets	(8,026)	(14,369)
Investment in convertible note	—	(8,709)
Other	(994)	(725)
Net cash used in investing activities	(310,892)	(64,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	32,877	60,268
Taxes paid related to net share settlement of equity awards	(44,428)	(42,667)
Repurchase of common stock	—	(50,000)
Proceeds from convertible senior subordinated note offering, net	—	585,752
Principal repayments of financing leases	(2,492)	(6,080)
Other	(401)	—
Net cash provided by (used in) financing activities	(14,444)	547,273
Effect of exchange rate changes on cash	(35)	(3,145)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,015)	578,229
Cash and cash equivalents:
Beginning of period	$649,158	$437,446
End of period	$617,143	$1,015,675
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$15,531	$4,355
Cash paid for interest	$6,673	$5,615
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(7,690)	$(13,281)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$9,389	$(3,043)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS
BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s portfolio consists of several commercial products and multiple clinical and preclinical product candidates for the treatment of various diseases. Voxzogo (formerly known as vosoritide) was granted marketing approval in the European Union (EU) on August 27, 2021.
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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other period.
U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The full extent to which the novel coronavirus (referred to as COVID-19) pandemic could continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that remain uncertain at this time, particularly as virus variants continue to spread. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies disclosed in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(4) RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at September 30, 2021 and December 31, 2020.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$294,209	$—	$—	$294,209	$294,209	$—	$—

Level 2:
Money market instruments	291,735	—	—	291,735	291,735	—	—
Corporate debt securities	560,004	1,230	(198)	561,036	703	177,468	382,865
U.S. government agency securities	210,444	416	(7)	210,853	12,999	161,207	36,647
Commercial paper	129,818	1	(1)	129,818	17,497	112,321	—
Asset-backed securities	55,182	26	(23)	55,185	—	8,272	46,913
Foreign and other	3,114	150	(6)	3,258	—	3,065	193
Subtotal	1,250,297	1,823	(235)	1,251,885	322,934	462,333	466,618
Total	$1,544,506	$1,823	$(235)	$1,546,094	$617,143	$462,333	$466,618

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$370,325	$—	$—	$370,325	$370,325	$—	$—

Level 2:
Money market instruments	264,833	—	—	264,833	264,833	—	—
Corporate debt securities	413,137	3,261	(8)	416,390	—	220,551	195,839
U.S. government agency securities	265,298	1,555	(1)	266,852	14,000	192,488	60,364
Asset-backed securities	31,659	85	(2)	31,742	—	3,189	28,553
Foreign and other	549	168	—	717	—	—	717
Subtotal	975,476	5,069	(11)	980,534	278,833	416,228	285,473
Total	$1,345,801	$5,069	$(11)	$1,350,859	$649,158	$416,228	$285,473
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of September 30, 2021, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of September 30, 2021 and

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2020, the fair value of the Company’s strategic investments was $16.3 million and $10.5 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(6) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$75,328	$76,673
Work-in-process	412,434	308,286
Finished goods	261,644	313,589
Total inventory	$749,406	$698,548
Inventory as of September 30, 2021 included $4.8 million of Voxzogo pre-launch manufacturing-related costs incurred during the third quarter of 2021 that are intended for the U.S. Voxzogo, which was granted marketing approval in the EU on August 27, 2021, is still a product candidate in other regions, including the U.S., for the treatment of achondroplasia in children, the most common form of disproportionate short stature in humans. The Company must receive marketing approval from the U.S. Food and Drug Administration (FDA) before the Voxzogo inventory can be sold commercially in the U.S. Starting in 2021, the Company believed that material uncertainties related to the ultimate regulatory approval of Voxzogo had been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends.
See Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s policies on inventory produced prior to regulatory approval.
Property, Plant and Equipment, Net consisted of the following:

	September 30, 2021	December 31, 2020
Property, plant and equipment, gross	$1,724,702	$1,668,066
Accumulated depreciation	(699,915)	(635,595)
Total property, plant and equipment, net	$1,024,787	$1,032,471
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2021 was $11.4 million and $35.7 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2020 was $11.1 million and $31.1 million, respectively.
Intangible Assets, Net consisted of the following:

	September 30, 2021	December 31, 2020
Finite-lived intangible assets	$661,781	$644,087
Less: Accumulated amortization	(273,294)	(226,816)
Net carrying value	$388,487	$417,271

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable and accrued operating expenses	$203,321	$191,429
Accrued compensation expense	158,130	165,023
Accrued rebates payable	68,329	65,526
Accrued royalties payable	14,512	17,155
Lease liabilities	9,659	11,754
Forward foreign currency exchange contracts	5,323	17,798
Value added taxes payable	1,412	9,562
Accrued income taxes	564	9,661
Other	5,461	4,640
Total accounts payable and accrued liabilities	$466,711	$492,548

(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of September 30, 2021 and December 31, 2020. Other than the Company’s fixed-rate convertible debt disclosed in Note 9 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of September 30, 2021 or December 31, 2020.

	Fair Value Measurements as of September 30, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,089	$—	$2,089
Other assets:
NQDC Plan assets	22,521	—	22,521
Restricted investments (1)	2,835	—	2,835
Total other assets	25,356	—	25,356
Total assets	$27,445	$—	$27,445
Liabilities:
Current liabilities:
NQDC Plan liability	$2,089	$—	$2,089
Contingent consideration	—	48,187	48,187
Total current liabilities	2,089	48,187	50,276
Other long-term liabilities:
NQDC Plan liability	22,521	—	22,521
Contingent consideration	—	15,204	15,204
Total other long-term liabilities	22,521	15,204	37,725
Total liabilities	$24,610	$63,391	$88,001

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
(1)    The restricted investments at September 30, 2021 and December 31, 2020 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and nine months ended September 30, 2021.
Liabilities measured at fair value using Level 3 inputs primarily consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2020	$60,130
Changes in the fair value of contingent consideration	6,254
Foreign exchange remeasurement of Euro denominated contingent consideration	(2,993)
Contingent consideration as of September 30, 2021	$63,391
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flows hedges and have maturities of up to two years. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Foreign Exchange Contracts	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Sell	$654,516	$782,327
Purchase	$168,080	$189,540

Derivatives not designated as hedging instruments:
Sell	$77,040	$98,343
Purchase	$37,285	$12,277
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$11,883	$6,268
Other assets	4,320	3,148
Subtotal	$16,203	$9,416

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$5,257	$17,551
Other long-term liabilities	1,486	11,020
Subtotal	$6,743	$28,571

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$252	$84
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$66	$247

Total Derivatives Assets	$16,455	$9,500
Total Derivatives Liabilities	$6,809	$28,818
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30,
	2021		2020
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$393,840	$401	$460,741	$2,693
Operating expenses as reported	$461,961	$(268)	$532,725	$(815)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$1,302		$4,166

	Nine Months Ended September 30,
	2021		2020
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,348,279	$(5,034)	$1,368,816	$17,301
Operating expenses as reported	$1,412,926	$81	$1,400,263	$(4,274)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$2,310		$9,600
As of September 30, 2021, the Company expects to reclassify unrealized gains of $6.2 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next 12 months. For additional discussion of balances in AOCI see Note 10 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) DEBT
Convertible Notes
As of September 30, 2021, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2021	December 31, 2020
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(11,478)	(12,995)
2027 Notes, net	588,522	587,005

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(5,429)	(6,860)
2024 Notes, net	489,571	488,140

Total convertible debt, net	$1,078,093	$1,075,145

Fair value of fixed rate convertible debt (1):
2027 Notes	$600,858	$627,090
2024 Notes	510,954	530,714
Total fair value of fixed rate convertible debt	$1,111,812	$1,157,804
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest expense	$2,617	$4,255	$7,849	$9,443
Accretion of discount on convertible notes	835	4,696	2,503	13,201
Amortization of debt issuance costs	148	535	445	1,565
Total interest expense on convertible debt	$3,600	$9,486	$10,797	$24,209
See Note 13 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2021, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

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

	Three Months Ended September 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2021	$(2,760)	$1,821	$—	$(939)
Other comprehensive income (loss) before reclassifications	11,914	(786)	—	11,128
Less: gain (loss) reclassified from AOCI	133	—	—	133
Tax effect	—	183	—	183
Net current-period other comprehensive income (loss)	11,781	(603)	—	11,178
AOCI balance at September 30, 2021	$9,021	$1,218	$—	$10,239

	Three Months Ended September 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050
Other comprehensive income (loss) before reclassifications	(16,094)	(2,201)	—	(18,295)
Less: gain (loss) reclassified from AOCI	1,878	—	—	1,878
Tax effect	—	508	—	508
Net current-period other comprehensive income (loss)	(17,972)	(1,693)	—	(19,665)
AOCI balance at September 30, 2020	$4,991	$5,394	$—	$10,385

	Nine Months Ended September 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$—	$(16,139)
Other comprehensive income (loss) before reclassifications	24,096	(3,470)	—	20,626
Less: gain (loss) reclassified from AOCI	(4,953)	—	—	(4,953)
Tax effect	—	799	—	799
Net current-period other comprehensive income (loss)	29,049	(2,671)	—	26,378
AOCI balance at September 30, 2021	$9,021	$1,218	$—	$10,239

	Nine Months Ended September 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	1,404	2,379	15	3,798
Less: gain (loss) reclassified from AOCI	13,027	—	—	13,027
Tax effect	—	(550)	—	(550)
Net current-period other comprehensive income (loss)	(11,623)	1,829	15	(9,779)
AOCI balance at September 30, 2020	$4,991	$5,394	$—	$10,385

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues by geographic region:
United States	$196,239	$252,948	$608,670	$729,672
Europe	115,497	121,158	450,016	375,453
Latin America	38,958	44,064	140,911	141,852
Rest of world	58,048	58,614	196,868	161,361
Total revenues	$408,742	$476,784	$1,396,465	$1,408,338
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product revenues by product:
Vimizim	$136,744	$147,891	$466,697	$401,789
Naglazyme	71,172	76,323	297,321	271,585
Kuvan	67,687	123,993	217,257	368,604
Palynziq	60,729	46,092	173,702	121,354
Brineura	32,984	25,455	90,641	75,223
Voxzogo	144	—	144	—
Firdapse	—	—	—	1,316
Total net product revenues marketed by the Company	$369,460	$419,754	$1,245,762	$1,239,871
Aldurazyme net product revenues marketed by Genzyme	24,380	40,987	$102,517	$128,945
Total net product revenues	$393,840	$460,741	$1,348,279	$1,368,816

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$166,554	$203,892	$491,028	$582,734
Europe	108,568	115,548	424,144	360,718
Latin America	38,958	44,064	140,911	141,852
Rest of world	55,380	56,250	189,679	154,567
Total net product revenues marketed by the Company	$369,460	$419,754	$1,245,762	$1,239,871
Aldurazyme net product revenues marketed by Genzyme	24,380	40,987	102,517	128,945
Total net product revenues	$393,840	$460,741	$1,348,279	$1,368,816
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	20%	16%	17%	15%
Customer B	16%	14%	14%	14%
Customer C	11%	11%	10%	12%
Total	47%	41%	41%	41%
On a consolidated basis, two customers accounted for 31% and 14% of the Company’s September 30, 2021 accounts receivable balance, respectively, compared to December 31, 2020, when two customers accounted for 24% and 22% of the accounts receivable balance, respectively. As of September 30, 2021, and December 31, 2020, the accounts receivable balance for Genzyme included $83.9 million and $72.1 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The COVID-19 pandemic continues to affect economies and business around the world. The Company’s global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and its business operations were impacted by the COVID-19 pandemic during the nine months ended September 30, 2021 and 2020, and the Company anticipates a continued impact due to COVID-19 on its financial results in the remainder of 2021. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$4,339	$10,342	$16,907	$20,381
Research and development	17,866	15,705	56,199	45,333
Selling, general and administrative	26,821	24,122	80,266	76,411
Total stock-based compensation expense	$49,026	$50,169	$153,372	$142,125

(13) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, the Company’s common stock held by the NQDC and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income (loss), basic	$(36,494)	$784,803	$(6,182)	$837,001
Add: Interest on convertible notes	—	7,070	—	18,333
Net Income (loss), diluted	$(36,494)	$791,873	$(6,182)	$855,334
Denominator:
Weighted-average common shares outstanding, basic	183,214	181,142	182,616	180,592
Effect of dilutive securities:
Options to purchase common stock	—	1,731	—	1,728
Common stock issuable under the 2020 notes	—	3,983	—	3,983
Common stock issuable under the 2024 notes	—	3,970	—	3,970
Common stock issuable under the 2027 notes	—	4,365	—	2,373
Unvested RSUs	—	1,926	—	1,765
Common stock potentially issuable for ESPP purchases	—	346	—	337
The Company’s common stock held by the NQDC	—	211	—	211
Weighted-average common shares outstanding, diluted	183,214	197,674	182,616	194,959
Net income (loss) per common share, basic	$(0.20)	$4.33	$(0.03)	$4.63
Net income (loss) per common share, diluted	$(0.20)	$4.01	$(0.03)	$4.39

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income (loss) per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	6,649	5,172	6,649	5,175
Common stock issuable under the 2024 Notes	3,970	—	3,970	—
Common stock issuable under the 2027 Notes	4,365	—	4,365	—
Unvested RSUs	5,292	2,900	5,292	3,060
Common stock potentially issuable for ESPP purchases	582	193	582	204
The Company’s common stock held by the NQDC	197	—	197	—
Total number of potentially issuable shares	21,055	8,265	21,055	8,439
The Company’s 1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes) matured on October 15, 2020 and were settled in cash. The potential effect of the capped call transactions and potential shares issuable under the 2020 Notes were excluded from the calculation of diluted net income (loss) per share in the three and nine months ended September 30, 2020, as the Company’s closing price on September 30, 2020 did not exceed the conversion price of $94.15 per share. There is no similar capped call transaction associated with the 2024 Notes or the 2027 Notes.

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
Contingent Payments
As of September 30, 2021, the Company was subject to contingent payments totaling approximately $708.8 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $70.0 million were considered probable and comprised of commercial milestones related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $405.5 million were considered reasonably possible and primarily related to development milestones and $233.3 million were considered remote as the Company is no longer developing the related programs.
As of September 30, 2021, the fair value of contingent liabilities recorded on the Company’s Condensed Consolidated Balance Sheet was $63.4 million of which $48.2 million was short term. See Note 7 – Fair Value Measurements to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain research and development (R&D) activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of September 30, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $107.7 million. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our commercial products, as of September 30, 2021, is provided below:

Commercial Products	Indication	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	Expired
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (7)	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (8)	Expired	2026	2024
Voxzogo (vosoritide) (9)	Achondroplasia	Not Applicable	Not Applicable	2031
(1)See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 for further discussion
(2)See “Government Regulation— Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion
(3)For the treatment of Mucopolysaccharidosis I (MPS I)
(4)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)For the treatment of phenylketonuria (PKU)
(6)For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)For adult patients with PKU
(8)For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
(9)Voxzogo (formerly known as vosoritide) was approved by the European Commission (EC) in August 2021 and our New Drug Application (NDA) submission for Voxzogo is under review by the U.S. Food and Drug Administration (FDA) with a Prescription Drug User Fee Act (PDUFA) target action date of November 20, 2021.
A summary of our on-going major development programs, as of September 30, 2021, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Voxzogo (1)	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2
(1)     In August 2021, the EC granted marketing approval for Voxzogo in Europe and our NDA submission for Voxzogo is under review by the FDA.
Uncertainty Relating to the COVID-19 Pandemic
The COVID-19 pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by the COVID-19 pandemic during the nine months ended September 30, 2021 and 2020, and we anticipate a continued impact due to the COVID-19 pandemic on our financial results for the remainder of 2021. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
Business Developments
We continued to advance our product candidate pipeline during 2021. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Continued Emphasis on Research and Development
•Voxzogo – During the quarter, the EC approved Voxzogo for the treatment of children, ages two years and older. The commercial launch of Voxzogo in Europe is underway, with revenues for the remainder of 2021 expected from France, Germany and select early-access countries. Marketing authorization reviews are in process in Japan, Brazil and Australia, with potential approvals in those countries in 2022. The FDA is reviewing the Voxzogo NDA with the PDUFA target action date of November 20, 2021.
•Valoctocogene roxaparvovec – The European Medicines Agency (EMA) validated our Marketing Authorization Application for valoctocogene roxaparvovec resulting in an anticipated Committee for Medicinal Products for Human Use opinion in the first half of 2022, assuming favorable results from the two-year follow-up safety and efficacy data from the GENEr8-1 study. In the U.S., we are targeting a Biologics License Application resubmission for valoctocogene roxaparvovec in the second quarter of 2022 also assuming favorable results from the two-year follow-up safety and efficacy data from the GENEr8-1 study, followed by an expected six-month review procedure by the FDA.
In July 2021, we announced new data from our Phase 3 study, GENEr8-1, at the International Society on Thrombosis and Haemostasis (ISTH) 2021 Virtual Congress. The pivotal study demonstrated superiority to Factor VIII prophylaxis in key clinical efficacy endpoints. Over 90 percent of all participants in the GENEr8-1 study (N=134) had an Annualized Bleed Rate (ABR) of zero or a lower bleed rate than baseline after week 4 following treatment with valoctocogene roxaparvovec. Mean annualized Factor VIII utilization rate, among a pre-specified group of prior participants in a non-interventional baseline observational study (rollover population; N=112) decreased from baseline on Factor VIII prophylaxis by 99% from 3961.2 (median 3754.4) to 56.9 (median 0) IU/kg/year after week 4 after treatment with valoctocogene roxaparvovec (p-value <0.001).
In addition, we announced at ISTH new data from our open-label Phase 1/2 study with valoctocogene roxaparvovec. Five-year and four-year post-treatment follow-up of the 6e13 vg/kg and 4e13 vg/kg cohorts, respectively, demonstrated that all participants in both cohorts remain off prophylactic Factor VIII treatment. The mean ABR in year five for the 6e13 vg/kg cohort was 0.7 with an ABR reduction of 95% and Factor VIII use reduction of 96% through five years, compared to pre-infusion. The mean ABR in year four for the 4e13 vg/kg cohort was 1.7 with a mean cumulative ABR reduction of 92% and Factor VIII use reduction of 95% through four years, compared to pre-infusion. Mean Factor VIII activity levels of 11.6 IU/dL in year five for the 6e13 vg/kg cohort and 5.6 IU/dL in year four for the 4e13 vg/kg cohort as measured by the Chromogenic Substrate Assay.
•BMN 307 – our gene therapy product candidate for PKU. In September 2021, the FDA placed a clinical hold on PHEarless, our Phase 1/2 study evaluating BMN 307, an investigational AAV5-phenylalanine hydroxylase gene therapy, in adults with PKU. The hold was based on pre-clinical study findings from a model designed to understand the durability of BMN 307 activity in mice bearing two germline mutations, one rendering the mice immunodeficient. The clinical significance of these findings is being evaluated to assure safe and appropriate use of BMN 307. To date, findings appear specific to mice and have no known translatability to humans or other gene therapy vectors. We are working with health authorities to address the clinical hold and resume study investigations, as appropriate.
•BMN 255 – for the treatment of a subset of chronic renal disease. The Investigational New Drug application (IND) for BMN 255 is active and we are dosing subjects. Kidney damage can progress to end stage renal disease, and the availability of a potent, orally bioavailable, small molecule like BMN 255, may be able to significantly reduce disease and treatment burden in certain people with chronic renal disease.
•BMN 331 – for the treatment of Hereditary Angioedema (HAE). We are leveraging our broad expertise in gene therapy to improve efficiencies in the development process of BMN 331. The IND for BMN 331 has been allowed by FDA and the first patient is expected to be enrolled around the end of 2021. Patients with HAE may experience benefit from the constitutive expression and stable C1-INH protein levels potentially provided by gene

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
therapy, thus reducing the frequency and severity of attacks and reducing the burden associated with current standard of care.
•BMN 351 – an antisense oligonucleotide therapy for individuals with 51-skip-amenable Duchenne Muscular Dystrophy. IND-enabling studies continue. BMN 351 was developed using familiar chemistry and superior biology, by targeting a novel, upstream, splice enhancer site demonstrating improved binding affinity and metabolic stability in preclinical models. Preclinical data suggest that restored expression of near-full-length dystrophin protein at previously achieved levels of up to 40% will convert phenotypes from rapid loss to durable preservation of strength and ambulation. We anticipate filing an IND for BMN 351 in the first half of 2022.
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$408.7	$476.8	$1,396.5	$1,408.3
Cost of sales	$103.5	$188.8	$350.8	$398.1
Research and development (R&D) expense	$157.9	$147.1	$467.7	$471.4
Selling, general and administrative (SG&A) expense	$183.3	$179.5	$541.8	$542.2
Intangible asset amortization and contingent consideration	$17.2	$17.4	$52.6	$48.0
Gain on sale of nonfinancial assets	$—	$—	$—	$(59.5)
Non-operating income (expense), net	$7.1	$(5.3)	$7.7	$(10.2)
Benefit from income taxes	$(9.7)	$(846.0)	$(2.6)	$(839.1)
Net income (loss)	$(36.5)	$784.8	$(6.2)	$837.0
The Net Loss for the three months ended September 30, 2021 as compared to the Net Income for the three months ended September 30, 2020 was primarily attributed to:
•decreased benefit from income taxes of $836.3 million, primarily due to the completion of an intra-entity transfer of certain intellectual property (IP) rights to an Irish subsidiary where our Ex-US regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of IP rights with how the business operates, resulting in a tax benefit of $835.1 million based on the fair value of the transferred IP rights in the three months ended September 30, 2020. There was no similar transaction in the three months ended September 30, 2021; partially offset by
•an increase in gross profit primarily driven by the absence of the $81.2 million inventory charge related to pre-launch valoctocogene roxaparvovec inventory reserves following regulatory responses received requesting additional data extending the anticipated regulatory approval timelines in the three months ended September 30, 2020.
The Net Loss for the nine months ended September 30, 2021 as compared to the Net Income for the nine months ended September 30, 2020 was primarily attributed to:
•decreased benefit from income taxes of $836.5 million, primarily due to the completion of an intra-entity transfer of certain IP rights to an Irish subsidiary where our Ex-US regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of IP rights with how the business operates, resulting in a tax benefit of $835.1 million based on the fair value of the transferred IP rights in the three months ended September 30, 2020. There was no similar transaction in the three months ended September 30, 2021; and
•decreased gain on sale of nonfinancial assets of $59.5 million due to the divestiture and sale of the Firdapse business in the three months ended March 31, 2020; partially offset by
•an increase in gross profit primarily driven by the absence of the $81.2 million inventory charge related to pre-launch valoctocogene roxaparvovec inventory reserves following regulatory responses received requesting additional data extending the anticipated regulatory approval timelines in the three months ended September 30, of 2020.
See “Results of Operations” below for additional information related to the Net Income fluctuations presented above. Our cash, cash equivalents and investments totaled $1.55 billion as of September 30, 2021 compared to $1.35 billion as of December 31, 2020. We have historically financed our operations primarily through our cash flows from operating activities and the issuance

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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
There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net product revenues by product:
Vimizim	$136.9	$147.9	$(11.0)	$466.8	$401.8	$65.0
Naglazyme	71.2	76.3	(5.1)	297.3	271.6	25.7
Kuvan	67.7	124.1	(56.4)	217.3	368.7	(151.4)
Palynziq	60.7	46.1	14.6	173.7	121.4	52.3
Brineura	32.9	25.4	7.5	90.6	75.2	15.4
Voxzogo	0.1	—	0.1	0.1	—	0.1
Firdapse	—	—	—	—	1.2	(1.2)
Total net product revenues marketed by the Company	$369.5	$419.8	$(50.3)	$1,245.8	$1,239.9	$5.9
Aldurazyme net product revenues marketed by Sanofi Genzyme	24.4	40.9	(16.5)	102.5	128.9	(26.4)
Total net product revenues	$393.9	$460.7	$(66.8)	$1,348.3	$1,368.8	$(20.5)
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
The decrease in Net Product Revenues for the three months ended September 30, 2021 as compared to the three ended September 30, 2020 was primarily attributed to the following:
•a decrease in Kuvan product revenues primarily due to generic competition due to the loss of exclusivity in the U.S.;
•a decrease in Aldurazyme product revenues due to timing of product fulfillment to Genzyme; and
•a decrease in Vimizim and Naglazyme product revenues primarily driven by timing of orders from Europe and the Middle East; partially offset by
•an increase in Palynziq product revenues primarily due to a combination of revenues from more patients in the U.S. achieving maintenance dosing and new patients initiating therapy and to a lesser extent incremental growth in the European, Middle East and African (EMEA) region; and
•an increase in Brineura product revenues due to new patients initiating therapy driven by growth in EMEA and North America.
The decrease in Net Product Revenues for the nine months ended September 30, 2021 as compared to the nine ended September 30, 2020 was primarily attributed to the following:
•a decrease in Kuvan product revenues due to generic competition due to the loss of exclusivity in the U.S.;
•a decrease in Aldurazyme revenues due to timing of product fulfillment to Genzyme; partially offset by
•an increase in Vimizim and Naglazyme product revenues primarily driven by larger government orders primarily from Europe and the Middle East; and
•an increase in Palynziq revenues primarily due to a combination of revenue from more U.S. patients achieving maintenance dosing and new patients initiating therapy and to a lesser extent incremental growth in the EMEA region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We anticipate the COVID-19 pandemic could have a continued impact on future Net Product Revenues during the remainder of 2021 as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we worked with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenues from the doses of our products that were missed by patients and the lost revenues from delayed treatment starts for new patients will never be recouped. See the risk factor “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
In October 2020, we lost U.S market exclusivity for Kuvan. We anticipated and prepared for this loss of exclusivity and the reduction in our market share, as well as the adverse effect on our revenues and results of operations. We may continue to experience adverse effects on our market share and revenues in the future. See the risk factor “The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and results of operations” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. Additionally, we received European approval for Voxzogo in the third quarter of 2021 and are focused on markets where early market access and reimbursement are possible, such as France and Germany.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Sales denominated in USD	$220.5	$302.6	$(82.1)	$732.5	$846.4	$(113.9)
Sales denominated in foreign currencies	173.4	158.1	15.3	615.8	522.4	93.4
Total net product revenues	$393.9	$460.7	$(66.8)	$1,348.3	$1,368.8	$(20.5)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(0.7)	$(4.0)	$3.3	$1.8	$(14.8)	$16.6
The unfavorable impact in the three months ended September 30, 2021 was primarily driven by the weakening of the Argentinian Peso relative to the USD, partially offset by the strengthening of the Canadian Dollar and Great British Pound. The favorable impact for the nine months ended September 30, 2021 was largely driven by the strengthening of the Euro, Great British Pound, Australian Dollar and Canadian Dollar, partially offset by the weakening of the Argentinian Peso and Brazilian Real relative to the USD. This compares to an unfavorable impact for the three and nine months ended September 30, 2020, which were driven primarily by weakening of currencies in certain Latin American markets, such as the Brazilian Real and Colombian Peso relative to the USD.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total royalty and other revenues	$14.9	$16.0	$(1.1)	$48.2	$39.5	$8.7
The decrease in Royalty and Other Revenues for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower licensing revenues earned from third parties. The increase in Royalty and Other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Revenues for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a license payment received from a third party due to their achievement of a regulatory milestone in the three months ended March 31, 2021.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total revenues	$408.7	$476.8	$(68.1)	$1,396.5	$1,408.3	$(11.8)
Cost of sales	$103.5	$188.8	$(85.3)	$350.8	$398.1	$(47.3)
Gross margin	74.7%	60.4%	14.3%	74.9%	71.7%	3.2%
Cost of Sales decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the $81.2 million pre-launch valoctocogene roxaparvovec inventory charge following regulatory responses received in third quarter of 2020 requesting additional data extending the anticipated regulatory approval timelines. Gross margin for the three and nine months ended September 30, 2021 compared to the same periods in 2020 increased primarily due to the pre-launch valoctocogene roxaparvovec inventory charge in the three months ended September 30, 2020.
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
We evaluate the recoverability of costs associated with pre-launch manufacturing activities and capitalize the costs incurred if recoverability is highly likely. We have capitalized $4.8 million of manufacturing-related costs for Voxzogo pre-launch inventory as of September 30, 2021. Voxzogo, which was granted marketing approval in the EU on August 27, 2021, is still a product candidate in other regions, including the U.S. See Note 6 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Research and early development	$59.2	$35.2	$24.0	$148.7	$123.6	$25.1
Valoctocogene roxaparvovec	29.1	28.4	0.7	84.0	92.6	(8.6)
Voxzogo	26.1	30.7	(4.6)	99.0	97.8	1.2
Approved products	25.8	31.2	(5.4)	80.5	97.5	(17.0)
BMN 307	14.6	18.6	(4.0)	44.7	53.7	(9.0)
Other	3.1	3.0	0.1	10.8	6.2	4.6
Total R&D expense	$157.9	$147.1	$10.8	$467.7	$471.4	$(3.7)
The increase in R&D expense for the three months ended September 30, 2021 as compared to the same period in 2020 primarily comprised the following:
•higher spend in research and early development programs due to increased pre-clinical activities and a $10.0 million development milestone earned by a third party in the three months ended September 30, 2021; partially offset by
•a reduction in clinical activities related to approved products as the long-term post marketing studies were completed;
•a decrease in Voxzogo manufacturing costs for which capitalization began in the three months ended March 31, 2021 for estimated European demand; and
•a decrease in BMN 307 manufacturing costs due to clinical manufacturing activities that occurred during 2020.
The decrease in R&D expense for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily comprised the following:
•a reduction in clinical activities related to approved products as the long-term post marketing studies were completed;
•a decrease in BMN 307 manufacturing costs due to clinical manufacturing activities that occurred during 2020;
•a decrease in clinical trial activities related to valoctocogene roxaparvovec as patients transitioned to the monitoring phase of the study; partially offset by
•higher spend in research and early development programs due to increased pre-clinical activities and a $10.0 million development milestone earned by a third party in the three months ended September 30, 2021.
We expect R&D expense to increase in future periods, primarily due to increased activities for our research and early development programs while we continue to develop our later stage programs.
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
SG&A expenses consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
S&M expense	$97.0	$101.1	$(4.1)	$292.0	$293.0	$(1.0)
G&A expense	86.3	78.4	7.9	249.8	249.2	0.6
Total SG&A expense	$183.3	$179.5	$3.8	$541.8	$542.2	$(0.4)

S&M expenses by product were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
PKU Products (Kuvan and Palynziq)	$29.9	$30.0	$(0.1)	$91.9	$91.8	$0.1
MPS Products (Aldurazyme, Naglazyme and Vimizim)	23.9	25.4	(1.5)	76.0	78.0	(2.0)
Voxzogo	18.5	8.2	10.3	52.9	19.9	33.0
Valoctocogene roxaparvovec	13.1	26.9	(13.8)	37.6	70.6	(33.0)
Brineura	8.9	8.5	0.4	26.1	27.3	(1.2)
Other	2.7	2.1	0.6	7.5	5.4	2.1
Total S&M expense	$97.0	$101.1	$(4.1)	$292.0	$293.0	$(1.0)
The decrease in S&M expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was primarily due to a reduction in valoctocogene roxaparvovec activities based on a change in anticipated timelines for potential approval following regulatory responses received in the third quarter of 2020 requesting additional data, partially offset by an increase in pre-commercialization activities related to Voxzogo.
The increase in G&A expense for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the idle plant time related to maintaining our valoctocogene roxaparvovec manufacturing capabilities.
G&A expense for the nine months ended September 30, 2021 compared to the same period in 2020 was relatively flat.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Changes in the fair value of contingent consideration (gain) / loss	$1.8	$1.9	$(0.1)	$6.3	$1.4	$4.9
Amortization of intangible assets	15.4	15.5	(0.1)	46.3	46.6	(0.3)
Total intangible asset amortization and contingent consideration	$17.2	$17.4	$(0.2)	$52.6	$48.0	$4.6

Gain on sale of nonfinancial assets	$—	$—	$—	$—	$59.5	$(59.5)
Fair value of contingent consideration – the increase in the fair value of contingent consideration for the nine months ended September 30, 2021 as compared to the same period in 2020 was attributable to changes in the estimated probability of achieving sales milestones related to our PKU products.
Amortization of intangible assets – the expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was relatively flat.
Gain on Sale of Nonfinancial Assets – the decrease in the nine months ended September 30, 2021 is due to the recognition of a gain of $59.5 million in the nine months ended September 30, 2020 related to the divestiture and sale of the Firdapse business.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest Income was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest income	$1.8	$4.0	$(2.2)	$8.7	$13.5	$(4.8)
Interest Income for the three and nine months ended September 30, 2021 decreased as compared to same period in 2020 primarily due to lower interest rates and total portfolio returns.
We expect interest income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest expense	$3.9	$9.6	$(5.7)	$11.5	$24.6	$(13.1)
Interest Expense for the three and nine months ended September 30, 2021 compared to 2020 was lower due primarily to the settlement of the 2020 Notes in the fourth quarter of 2020.
We do not expect interest expense to fluctuate significantly over the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Other Income, Net
Other Income, Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other income, net	$8.9	$1.2	$7.7	$11.8	$1.9	$9.9
Other Income, Net for the three and nine months September 30, 2021 increased compared to the same periods in 2020 primarily due to the receipt of insurance proceeds in excess of direct costs incurred in the third quarter of 2021.
Benefit from Income Taxes
The following table summarizes our income tax benefit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Benefit from income taxes	$(9.7)	$(846.0)	$836.3	$(2.6)	$(839.1)	$836.5
Tax benefit was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2021 and 2020. The Benefit from Income Taxes for the three and nine months ended September 30, 2021 and 2020 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits and R&D credits.
In the three month ended September 30, 2020, we completed an intra-entity transfer of certain IP rights to an Irish subsidiary where our Ex-US regional headquarters are located. The transaction did not result in a taxable gain however, our Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred IP. As a result, we recognized a deferred tax asset of $835.1 million, and related tax benefit on our Condensed Consolidated Financial Statements based on the fair value of the transferred intellectual property rights.

Financial Position, Liquidity and Capital Resources
As of September 30, 2021, we had $1.55 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We believe that our existing cash, cash equivalents and investments and cash we expect to generate from operations will be sufficient to satisfy our liquidity requirements for the next 12 months. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2021, $192.3 million of our $1.55 billion balance of cash, cash equivalents and investments was held in non-U.S. subsidiaries, a significant portion of which is required to fund the liquidity needs of these non-U.S. subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our liquidity and capital resources as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$617.1	$649.2	$(32.1)
Short-term investments	462.3	416.2	46.1
Long-term investments	466.7	285.5	181.2
Cash, cash equivalents and investments	$1,546.1	$1,350.9	$195.2

Total convertible debt, net	$1,078.1	$1,075.1	$3.0
Our cash flows for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	September 30, 2021	September 30, 2020	Change
Cash and cash equivalents at the beginning of the period	$649.2	$437.4	$211.8
Net cash provided by operating activities	293.4	98.7	194.7
Net cash used in investing activities	(310.9)	(64.6)	(246.3)
Net cash provided by (used in) financing activities	(14.4)	547.3	(561.7)
Foreign exchange impact	(0.2)	(3.1)	2.9
Cash and cash equivalents at the end of the period	$617.1	$1,015.7	$(398.6)
Short-term and long-term investments	929.0	755.1	173.9
Cash, cash equivalents and investments	$1,546.1	$1,770.8	$(224.7)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $194.7 million to $293.4 million in the nine months ended September 30, 2021, compared to cash provided by operating activities of $98.7 million in the nine months ended September 30, 2020. The increase was primarily attributed to the timing of cash receipts from our customers and licensees, lower employee compensation related payments and tax refund proceeds.
Cash Used in Investing Activities
Net cash used in investing activities increased by $246.3 million to $310.9 million in the nine months ended September 30, 2021, compared to cash used in investing activities of $64.6 million in the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily attributable to higher net purchases of available-for-sale debt securities and the absence of the proceeds received from divestiture and sale of Firdapse to a third party in the first quarter of 2020 partially offset by lower purchases of property, plant and equipment.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased by $561.7 million to $14.4 million in the nine months ended September 30, 2021, compared to cash provided by financing activities of $547.3 million in the nine months ended September 30, 2020 primarily due to the proceeds from the issuance of the 2027 Notes in the second quarter of 2020.
Other Information
Our $1.1 billion (undiscounted) of total convertible debt as of September 30, 2021 will impact our liquidity due to the semi-annual cash interest payments. As of September 30, 2021, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes and together with the 2024 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2021, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
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
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of September 30, 2021 were as follows:

Since Program Inception

Valoctocogene roxaparvovec	$794.0
Voxzogo	$669.7
BMN 307	$224.6
Approved products	$2,345.2
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

Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. As of September 30, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $107.7 million.
As of September 30, 2021, we were also subject to contingent payments totaling approximately $708.8 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $70.0 million were considered probable and comprised of commercial milestones related to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $405.5 million were considered reasonably possible and primarily related to development milestones and $233.3 million were considered remote as we are no longer developing the related programs.
As of September 30, 2021, the fair value of the contingent liabilities recorded on our Condensed Consolidated Balance Sheet was $63.4 million, of which $48.2 million was short term.
Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the nine months ended September 30, 2021, as compared to the obligations disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2021 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2021.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that the Company made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for valoctocogene roxaparvovec by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support valoctocogene roxaparvovec’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. In December 2020, the court hearing the case appointed Arbejdsmarkedets Tillægspension as lead plaintiff. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for valoctocogene roxaparvovec. Our motion to dismiss the complaint was filed on April 22, 2021. We believe that the claims have no merit and we intend to vigorously defend this action.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. We believe that the claims have no merit and we intend to vigorously defend this action.

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
From time to time during the development and regulatory approval process for our products and product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory agencies globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. For example, when the FDA accepted our new drug application for Voxzogo (formerly known as vosoritide) in late 2020, the agency reiterated its position raised during the Voxzogo Pediatric Advisory Committee and Endocrinologic and Metabolic Drugs Advisory Committee held in May 2018, recommending two, two-year placebo-controlled trials in different age groups. Although our Voxzogo clinical program does not meet every element of the FDA’s recommendation, we designed our studies of Voxzogo in a manner that we believe can demonstrate efficacy and safety of the product candidate for the target patient population. However, the FDA may ultimately disagree with our position that our Voxzogo trials support regulatory approval. Moreover, sometimes different regulatory agencies provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

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
Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, Palynziq has received regulatory approval to be commercially marketed in the U.S., the EU, and Australia, and Voxzogo has received regulatory approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Similar rules governing clinical trials to those in place in the United States apply in the EU and the U.K. Following the U.K.’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the U.K. are seen as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by individual member states, and applicable good clinical practice standards. The EU Clinical Trials Directive is due to be replaced with the new EU Clinical Trials Regulation (EU CTR), which will become effective on January 31, 2022. Should the U.K. not seek to align its regulations governing clinical trials with the EU CTR then trials that take place in the U.K. may carry less weight than they currently do when applying for a marketing authorization in the EU.
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
In the U.S., there have been several recent congressional inquiries, proposed and enacted federal and state legislation, and executive action designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
As part of our business strategy, we have developed and may in the future develop some drugs that may be eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. In the EU, orphan drug designation is available if a sponsor can establish that: (1) the medicine is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) such condition affects no more than five in 10,000 people in the EU or without incentives it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment and (3) the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicine will be of significant benefit to those affected by that condition. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity (extendable to twelve years for orphan drugs that have complied with an agreed pediatric investigation plan pursuant to Regulation 1901/2006), during which similar medicines for the same indication cannot be placed on the market, is available. Orphan drug marketing exclusivity may be lost in the EU if a manufacturer is unable to supply sufficient quantities and marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
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
Our Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. A similar abridged marketing authorization process is available to biosimilar products in the EU. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The BPCIA establishes a period of 12 years of exclusivity for reference products. In the EU, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Our products approved under BLAs in the U.S. or Marketing Authorization

Applications (MAAs) in the EU, as well as products in development that may be approved under those regimes in the future, could be reference products for biosimilar marketing applications.
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
As of September 30, 2021, we had cash, cash equivalents and investments totaling $1.55 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional equity and/or equity-linked securities will result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.
*We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
As of September 30, 2021, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. In May 2021, we amended the 2018 Credit Agreement to, among other things, extend the maturity date of the revolving credit facility from October 18, 2021 to May 28, 2024. Our indebtedness may:
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
Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA and the European Commission (EC) for the manufacture of Palynziq, by the EC for the manufacture of Voxzogo, and it has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, Brineura, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim, and it has been approved by the FDA and the EMA as a formulated bulk drug substance manufacturing and quality control facility for Brineura. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials and cell banks, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.
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
A significant portion of the sales of Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim are generated from countries other than the U.S. Similarly, we expect a significant portion of the sales of Palynziq and Voxzogo to be generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:
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
We make a significant portion of our international sales of Naglazyme and Vimizim through special access or “named patient” programs, which do not require full product approval, and we expect a significant portion of our international sales of Brineura and Voxzogo will also be through such programs. The specifics of the programs vary from country to country. Generally, special approval must be obtained for each patient. The approval normally requires an application or a lawsuit accompanied by evidence of medical need. Generally, the approvals for each patient must be renewed from time to time.
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
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the U.S., the United Kingdom (U.K.) Bribery Act 2010 and other similar laws in other countries in which we do business. We operate in a number of countries that are recognized to have a reputation for corruption and pose an increased risk of corrupt practices. We also regularly interact with government regulators in many countries, including those that are considered higher risk for corruption, in order to secure regulatory approval to manufacture and distribute our products. The anti-corruption and anti-bribery laws to which we are subject generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other persons for the purposes of influencing official decisions or obtaining or retaining business and/or other benefits. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered non-U.S. officials for purposes of applicable anti-corruption laws.
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
In the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information are now subject to public disclosure. Subject to our ability to review and redact a narrow sub-set of confidential commercial information, the EU policies have resulted and will continue to result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.
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
*If a natural disaster, terrorist or criminal activity or other unforeseen event caused significant damage to our facilities or those of our third-party manufacturers and suppliers or significantly disrupted our operations or those of our third-party manufacturers and suppliers, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.
The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for Aldurazyme, Naglazyme, Voxzogo and Palynziq and is one of two manufacturing facilities for Brineura and Vimizim. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support valoctocogene roxaparvovec clinical development activities and the anticipated commercial demand for valoctocogene roxaparvovec, if approved. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 29, 2021	By	/s/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer