Form 10-Q
period 2022-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2022-04-29
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 184,995,348 shares of common stock, par value $0.001, outstanding as of April 25, 2022.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, Brineura®, Kuvan®, Naglazyme®, Palynziq®, Vimizim® and Voxzogo® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on February 25, 2022. You should carefully consider that information before you make an investment decision.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2022 and December 31, 2021
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$605,440	$587,276
Short-term investments	450,798	426,599
Accounts receivable, net	430,147	373,399
Inventory	786,356	776,669
Other current assets	121,283	110,442
Total current assets	2,394,024	2,274,385
Noncurrent assets:
Long-term investments	462,827	507,793
Property, plant and equipment, net	1,039,544	1,035,461
Intangible assets, net	374,251	388,652
Goodwill	196,199	196,199
Deferred tax assets	1,446,676	1,449,075
Other assets	149,186	151,760
Total assets	$6,062,707	$6,003,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$426,418	$491,590
Short-term contingent consideration	64,000	48,232
Total current liabilities	490,418	539,822
Noncurrent liabilities:
Long-term convertible debt, net	1,080,061	1,079,077
Long-term contingent consideration	—	15,167
Other long-term liabilities	100,913	98,519
Total liabilities	1,671,392	1,732,585
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 184,901,764 and 183,912,514 shares issued and outstanding, respectively	185	184
Additional paid-in capital	5,206,287	5,191,502
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,389)	(9,689)
Accumulated other comprehensive income (loss)	(877)	14,432
Accumulated deficit	(804,891)	(925,689)
Total stockholders’ equity	4,391,315	4,270,740
Total liabilities and stockholders’ equity	$6,062,707	$6,003,325
(1)December 31, 2021 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2022 and 2021
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Net product revenues	$505,525	$467,769
Royalty and other revenues	13,834	18,261
Total revenues	519,359	486,030
OPERATING EXPENSES:
Cost of sales	116,965	120,166
Research and development	160,836	148,725
Selling, general and administrative	194,619	174,318
Intangible asset amortization and contingent consideration	17,612	17,735
Gain on sale of nonfinancial assets, net	(108,000)	—
Total operating expenses	382,032	460,944
INCOME FROM OPERATIONS	137,327	25,086

Interest income	1,820	2,439
Interest expense	(3,806)	(3,804)
Other expense, net	(1,154)	(493)
INCOME BEFORE INCOME TAXES	134,187	23,228
Provision for income taxes	13,389	5,857
NET INCOME	$120,798	$17,371
NET INCOME PER SHARE, BASIC	$0.66	$0.10
NET INCOME PER SHARE, DILUTED	$0.63	$0.09
Weighted average common shares outstanding, basic	183,990	181,772
Weighted average common shares outstanding, diluted	194,886	184,365

COMPREHENSIVE INCOME	$105,489	$38,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022 and 2021
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Shares of common stock, beginning balances (1)	183,913	181,741
Issuances under equity incentive plans	989	930
Shares of common stock, ending balances	184,902	182,671

Total stockholders' equity, beginning balances (1)	$4,270,740	$4,106,002
Common stock:
Beginning balances (1)	184	182
Issuances under equity incentive plans, net of tax	1	1
Ending balance	185	183
Additional paid-in capital:
Beginning balance (1)	5,191,502	4,993,407
Issuances under equity incentive plans, net of tax	(33,633)	(29,916)
Stock-based compensation	48,718	47,409
Common stock held by the NQDC	(300)	(281)
Ending balance	5,206,287	5,010,619
Company common stock held by the NQDC:
Beginning balance (1)	(9,689)	(9,839)
Common stock held by the NQDC	300	281
Ending balance	(9,389)	(9,558)
Accumulated other comprehensive income (loss):
Beginning balance (1)	14,432	(16,139)
Other comprehensive income (loss)	(15,309)	21,143
Ending balance	(877)	5,004
Accumulated Deficit:
Beginning balance (1)	(925,689)	(861,609)
Net income	120,798	17,371
Ending balance	(804,891)	(844,238)
Total stockholders' equity, ending balances	$4,391,315	$4,162,010
(1)The beginning balances for the three-month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2022 and 2021
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,798	$17,371
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,343	27,983
Non-cash interest expense	1,033	1,043
Amortization of premium on investments	1,652	673
Stock-based compensation	47,833	49,503
Gain on sale of nonfinancial assets, net	(108,000)	—
Deferred income taxes	4,800	3,335
Unrealized foreign exchange (gain) loss	(6,887)	3,950
Non-cash changes in the fair value of contingent consideration	1,989	2,255
Other	700	(871)
Changes in operating assets and liabilities:
Accounts receivable, net	(54,813)	40,294
Inventory	1,125	(6,425)
Other current assets	(8,011)	42,784
Other assets	1,440	1,617
Accounts payable and accrued liabilities	(78,143)	(72,304)
Other long-term liabilities	1,710	2,304
Net cash (used in) provided by operating activities	(45,431)	113,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,817)	(25,507)
Maturities and sales of investments	155,818	194,637
Purchases of available-for-sale securities	(147,361)	(237,171)
Proceeds from sale of nonfinancial assets	110,000	—
Purchase of intangible assets	(1,858)	(2,747)
Net cash provided by (used in) investing activities	87,782	(70,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	8,235	5,817
Taxes paid related to net share settlement of equity awards	(32,949)	(29,097)
Principal repayments of financing leases	(566)	(1,084)
Net cash used in financing activities	(25,280)	(24,364)
Effect of exchange rate changes on cash	1,093	(205)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,164	18,155
Cash and cash equivalents:
Beginning of period	$587,276	$649,158
End of period	$605,440	$667,313
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$1,316	$2,998
Cash paid for interest	$1,422	$1,465
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(2,481)	$(12,795)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(637)	$1,298

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at March 31, 2022 and December 31, 2021.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$441,957	$—	$—	$441,957	$441,957	$—	$—

Level 2:
Money market instruments	160,485	—	—	160,485	160,485	—	—
Corporate debt securities	585,315	62	(9,815)	575,562	—	240,777	334,785
U.S. government agency securities	237,962	47	(2,059)	235,950	—	155,716	80,234
Commercial paper	50,518	—	(10)	50,508	2,998	47,510	—
Asset-backed securities	51,822	1	(414)	51,409	—	3,785	47,624
Foreign and other	3,080	136	(22)	3,194	—	3,010	184
Subtotal	1,089,182	246	(12,320)	1,077,108	163,483	450,798	462,827
Total	$1,531,139	$246	$(12,320)	$1,519,065	$605,440	$450,798	$462,827

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$301,177	$—	$—	$301,177	$301,177	$—	$—

Level 2:
Money market instruments	285,099	—	—	285,099	285,099	—	—
Corporate debt securities	584,000	386	(2,086)	582,300	—	200,304	381,996
U.S. government agency securities	224,774	182	(325)	224,631	—	146,421	78,210
Commercial paper	68,384	—	—	68,384	1,000	67,384	—
Asset-backed securities	56,936	10	(95)	56,851	—	9,451	47,400
Foreign and other	3,097	141	(12)	3,226	—	3,039	187
Subtotal	1,222,290	719	(2,518)	1,220,491	286,099	426,599	507,793
Total	$1,523,467	$719	$(2,518)	$1,521,668	$587,276	$426,599	$507,793
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of March 31, 2022, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s strategic investments was $16.5 million. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$92,110	$80,269
Work-in-process	402,319	415,261
Finished goods	291,927	281,139
Total inventory	$786,356	$776,669

Inventory as of March 31, 2022, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $11.3 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. Starting in the first quarter of 2022, the Company believed that material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec by the European Medicines Agency had been significantly reduced and the Company expects to realize economic benefit in the future. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings and correspondence with the relevant regulatory authorities following the submission of the additional two-year follow-up safety and efficacy data requested by the regulatory agencies in the third quarter of 2020, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, and commercialization and marketplace trends.
See Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the Company’s policies on inventory produced prior to regulatory approval.
Property, Plant and Equipment, Net consisted of the following:

	March 31, 2022	December 31, 2021
Property, plant and equipment, gross	$1,780,711	$1,756,035
Accumulated depreciation	(741,167)	(720,574)
Total property, plant and equipment, net	$1,039,544	$1,035,461
Depreciation expense, net of amounts capitalized into inventory, for the three months ended March 31, 2022 and March 31, 2021 was $11.7 million and $12.5 million, respectively.
Intangible Assets, Net consisted of the following:

	March 31, 2022	December 31, 2021
Finite-lived intangible assets	$678,601	$677,350
Accumulated amortization	(304,350)	(288,698)
Net carrying value	$374,251	$388,652

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued operating expenses	$187,810	$193,003
Accrued compensation expense	127,938	204,446
Accrued rebates payable	56,295	47,987
Accrued royalties payable	16,026	15,215
Foreign currency exchange forward contracts	12,716	6,263
Lease liabilities	10,829	10,464
Value added taxes payable	5,096	1,935
Accrued income taxes	3,347	1,213
Deferred revenue	306	6,956
Other	6,055	4,108
Total accounts payable and accrued liabilities	$426,418	$491,590
Supplemental Statement of Comprehensive Income Information
Gain on Sale of Nonfinancial Assets, Net in the first quarter of 2022 consisted of the completed sale of a Rare Pediatric Disease Priority Review Voucher (PRV) the Company received from the FDA in connection with the U.S. approval of Voxzogo. As a result of the PRV sale, the Company recognized a $108.0 million net gain on sale of nonfinancial assets in the Company's Consolidated Statement of Comprehensive Income.

(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of March 31, 2022 and December 31, 2021. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of March 31, 2022 or December 31, 2021.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements as of March 31, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,859	$—	$2,859
Other assets:
NQDC Plan assets	22,387	—	22,387
Restricted investments (1)	2,513	—	2,513
Total other assets	24,900	—	24,900
Total assets	$27,759	$—	$27,759
Liabilities:
Current liabilities:
NQDC Plan liability	$2,859	$—	$2,859
Contingent consideration	—	64,000	64,000
Total current liabilities	2,859	64,000	66,859
Other long-term liabilities:
NQDC Plan liability	22,387	—	22,387
Total liabilities	$25,246	$64,000	$89,246

	Fair Value Measurements as of December 31, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,043	$—	$2,043
Other assets:
NQDC Plan assets	23,929	—	23,929
Restricted investments (1)	2,940	—	2,940
Total other assets	26,869	—	26,869
Total assets	$28,912	$—	$28,912
Liabilities:
Current liabilities:
NQDC Plan liability	$2,043	$—	$2,043
Contingent consideration	—	48,232	48,232
Total current liabilities	2,043	48,232	50,275
Other long-term liabilities:
NQDC Plan liability	23,929	—	23,929
Contingent consideration	—	15,167	15,167
Total other long-term liabilities	23,929	15,167	39,096
Total liabilities	$25,972	$63,399	$89,371
(1)    The restricted investments at March 31, 2022 and December 31, 2021 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2022.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2021	$63,399
Changes in the fair value of contingent consideration	1,989
Foreign exchange remeasurement of Euro denominated contingent consideration	(1,388)
Contingent consideration as of March 31, 2022	$64,000

(5) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the reduction in value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to one year, nine months. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Sell	$650,302	$740,667
Purchase	$147,206	$183,256

Derivatives not designated as hedging instruments:
Sell	$98,800	$113,257
Purchase	$3,565	$31,068

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$20,763	$17,357
Other assets	3,739	4,991
Subtotal	$24,502	$22,348

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$12,670	$5,487
Other long-term liabilities	2,984	1,378
Subtotal	$15,654	$6,865

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$98	$427
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$46	$776

Total Derivatives Assets	$24,600	$22,775
Total Derivatives Liabilities	$15,700	$7,641
(1)    For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended March 31,
	2022		2021
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$505,525	$5,572	$467,769	$(2,757)
Operating expenses as reported	$382,032	$(1,379)	$460,944	$5

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$1,292		$4,269
As of March 31, 2022, the Company expects to reclassify unrealized gains of $7.6 million from Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of March 31, 2022, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2022	December 31, 2021
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(10,465)	(10,971)
2027 Notes, net	589,535	589,029

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(4,474)	(4,952)
2024 Notes, net	490,526	490,048

Total convertible debt, net	$1,080,061	$1,079,077

Fair value of fixed-rate convertible debt (1):
2027 Notes	$604,758	$625,122
2024 Notes	497,223	521,082
Total fair value of fixed-rate convertible debt	$1,101,981	$1,146,204
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2022	2021
Coupon interest expense	$2,616	$2,616
Accretion of discount on convertible notes	836	834
Amortization of debt issuance costs	148	148
Total interest expense on convertible debt	$3,600	$3,598
See Note 10 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2022, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	(3,225)	(10,274)	(13,499)
Less: gain (loss) reclassified from AOCI	4,193	—	4,193
Tax effect	—	2,383	2,383
Net current-period other comprehensive income (loss)	(7,418)	(7,891)	(15,309)
AOCI balance at March 31, 2022	$8,387	$(9,264)	$(877)

	Three Months Ended March 31, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$(16,139)
Other comprehensive income (loss) before reclassifications	19,893	(1,945)	17,948
Less: gain (loss) reclassified from AOCI	(2,752)	—	(2,752)
Tax effect	—	443	443
Net current-period other comprehensive income (loss)	22,645	(1,502)	21,143
AOCI balance at March 31, 2021	$2,617	$2,387	$5,004
For additional discussion of reclassifications from AOCI see Note 5 – Derivative Instruments and Hedging Strategies.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended March 31,
	2022	2021
Net product revenues by product:
Vimizim	$183,059	$158,298
Naglazyme	128,031	107,336
Kuvan	59,337	70,763
Palynziq	54,885	54,038
Brineura	36,173	27,325
Voxzogo	19,658	—
Total net product revenues marketed by the Company	481,143	417,760
Aldurazyme net product revenues marketed by Sanofi	24,382	50,009
Total net product revenues	505,525	467,769
Royalty and other revenues	13,834	18,261
Total revenues	$519,359	$486,030
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

	Three Months Ended March 31,
	2022	2021
Europe	$156,832	$148,872
United States	150,815	155,064
Middle East	65,607	15,559
Latin America	62,544	59,705
Rest of world	45,345	38,560
Total net product revenues marketed by the Company	$481,143	$417,760
Aldurazyme net product revenues marketed by Sanofi	24,382	50,009
Total net product revenues	$505,525	$467,769

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2022	2021
Customer A	17%	16%
Customer B	11%	12%
Customer C	8%	9%
Customer D	5%	11%
Total	41%	48%
On a consolidated basis, two customers accounted for 21% and 14% of the Company’s March 31, 2022 accounts receivable balance, respectively, compared to December 31, 2021, when two customers accounted for 28% and 16% of the accounts receivable balance, respectively. As of March 31, 2022, and December 31, 2021, the accounts receivable balance for Sanofi included $61.4 million and $67.9 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company's global revenue sources and its business operations were impacted by the COVID-19 pandemic during the three months ended March 31, 2022 and 2021, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and the Company anticipates a continued impact due to COVID-19 on its financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations.
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

(9) STOCK-BASED COMPENSATION
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

	Three Months Ended March 31,
	2022	2021
Cost of sales	$4,326	$6,481
Research and development	17,190	17,517
Selling, general and administrative	26,317	25,505
Total stock-based compensation expense	$47,833	$49,503
Stock-based compensation of $5.2 million and $4.4 million was capitalized into inventory for the three months ended March 31, 2022 and 2021, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) NET INCOME PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, the Company’s common stock held by the NQDC and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income, basic	$120,798	$17,371
Add: Interest expense, net of tax, on convertible notes	2,763	—
Net Income, diluted	$123,561	$17,371
Denominator:
Weighted-average common shares outstanding, basic	183,990	181,772
Effect of dilutive securities:
Options to purchase common stock	564	1,010
Common stock issuable under the 2027 Notes	4,365	—
Common stock issuable under the 2024 Notes	3,970	—
Unvested RSUs	1,517	1,031
Common stock potentially issuable for ESPP purchases	307	359
The Company’s common stock held by the NQDC	173	193
Weighted-average common shares outstanding, diluted	194,886	184,365
Net income per common share, basic	$0.66	$0.10
Net income per common share, diluted	$0.63	$0.09
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	6,206	6,217
Common stock issuable under the 2027 Notes	—	4,365
Common stock issuable under the 2024 Notes	—	3,970
Unvested RSUs	4,463	3,920
Common stock potentially issuable for ESPP purchases	258	301
Total number of potentially issuable shares	10,927	18,773

(11) COMMITMENTS AND CONTINGENCIES
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
Contingent Payments
As of March 31, 2022, the Company was subject to contingent payments considered reasonably possible of $788.5 million, including $389.0 million related to an early stage development program licensed from a third party in the fourth quarter of 2021 and $225.0 million related to an early stage development program licensed from a third party in the second quarter of 2020.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of March 31, 2022, such commitments were estimated at approximately $117.5 million, all of which were short-term. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, amongst the other risk factors. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and are presented in U.S. Dollars (USD).

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
Our portfolio consists of seven commercial therapies and multiple clinical and preclinical product candidates. A summary of our commercial products, as of March 31, 2022, is provided below:

Commercial Products	Indication
Products marketed by BioMarin:
Vimizim (elosulfase alpha)	MPS IVA (1)
Naglazyme (galsulfase)	MPS VI (2)
Kuvan (sapropterin dihydrochloride)	PKU (3)
Palynziq (pegvaliase-pqpz)	PKU (4)
Brineura (cerliponase alfa)	CLN2 (5)
Voxzogo (vosoritide)	Achondroplasia
Products not marketed by BioMarin:
Aldurazyme (laronidase)	MPS I (6)
(1)For the treatment of Mucopolysaccharidosis IV Type A
(2)For the treatment of Mucopolysaccharidosis VI
(3)For the treatment of phenylketonuria
(4)For adult patients with PKU
(5)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2
(6)For the treatment of Mucopolysaccharidosis I

A summary of our on-going clinical development programs, as of March 31, 2022, is provided below:

Clinical Development Programs	Target Indication	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Clinical Phase 3
BMN 307 (1)	PKU	Clinical Phase 1/2
BMN 255	Primary hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema	Clinical Phase 1/2
(1)    The FDA placed a clinical hold in September 2021 and requested data for additional non-clinical studies in February 2022. We will communicate next steps for the program when available.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2022	2021
Total revenues	$519.4	$486.0
Cost of sales	$117.0	$120.2
Research and development (R&D) expense	$160.8	$148.7
Selling, general and administrative (SG&A) expense	$194.6	$174.3
Gain on sale of nonfinancial assets, net	$(108.0)	$—
Provision for income taxes	$13.4	$5.9
Net income	$120.8	$17.4
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to the COVID-19 Pandemic
The COVID-19 pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by COVID-19 during the three months ended March 31, 2022 and 2021, and we anticipate a continued impact on our financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2022. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Continued Emphasis on Research and Development
Late-stage Regulatory Portfolio
▪Voxzogo: The global launch of Voxzogo is actively underway, with market access and reimbursement progressing as anticipated. Since December 2021, we have seen worldwide increases in the number of children being treated with commercial Voxzogo and in the number of active markets contributing to Voxzogo sales.
Marketing authorization reviews of Voxzogo are in process in Japan and Australia, with potential approvals in those countries in 2022.
During the quarter, we provided a top-line update on the Phase 2 randomized, double-blind, placebo-controlled Voxzogo study in infants and young children up to five years of age with achondroplasia. 52-week results trended in favor of Voxzogo compared to placebo on height Z-score and annualized growth velocity, and with no worsening in proportionality in the overall study population. We intend to initiate discussions with regulatory health authorities to discuss next steps regarding efforts to expand access to Voxzogo treatment for this younger age group. We expect to share results from this study at a scientific meeting mid-year 2022.
◦Valoctocogene roxaparvovec: The European Medicines Agency (EMA) continues to review our Marketing Authorization Application (MAA) for valoctocogene roxaparvovec and we expect a Committee for Medicinal Products for Human Use opinion mid-year 2022. We have provided the EMA with two-year follow-up safety and efficacy data from the GENEr8-1 study.
Based on favorable results from the two-year follow-up safety and efficacy data from the GENEr8-1 study, we are targeting BLA resubmission for valoctocogene roxaparvovec in June 2022 followed by an expected six-month

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
review procedure by the FDA. A pre-submission interaction with the FDA is scheduled later in the second quarter of 2022 to discuss our BLA resubmission efforts.
During the first quarter of 2022, we announced that a subject treated with valoctocogene roxaparvovec in the Phase 2 study over five years ago reported a salivary gland mass in late 2021. The event was reported as unrelated to valoctocogene roxaparvovec by the investigator. The subject was successfully treated and we conducted a genomic analysis from a tissue sample containing the mass. On April 27, 2022, we announced the findings from the completed analysis showed a comparable pattern of integration between healthy and tumor containing tissues, with no evidence emerging that vector integration contributed to the salivary gland mass. These data will be supplied to the EMA, as part of the ongoing review of our MAA, as well as included in the BLA resubmission.
Select Earlier-stage Development Portfolio
▪BMN 255 for primary hyperoxaluria type 1, a subset of chronic renal disease: We have completed the single ascending dose arm of the First-in-Human study and are analyzing the results. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in certain people with chronic renal disease.
▪BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): During the first quarter of 2022, we announced that we began dosing patients in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE. The FDA granted Orphan Disease Designation status to BMN 331 in 2021.

Critical Accounting Estimates
In preparing our Condensed Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the SEC), we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.
The full extent to which the ongoing COVID-19 pandemic could continue to directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs will depend on future developments that continue to remain highly uncertain at this time, particularly as virus variants continue to spread. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021	Change
Net product revenues by product:
Vimizim	$183.0	$158.4	$24.6
Naglazyme	128.0	107.3	20.7
Kuvan	59.3	70.8	(11.5)
Palynziq	54.9	54.0	0.9
Brineura	36.2	27.3	8.9
Voxzogo	19.7	—	19.7
Total net product revenues marketed by BioMarin	$481.1	$417.8	$63.3
Aldurazyme net product revenues marketed by Sanofi	24.4	50.0	(25.6)
Total net product revenues	$505.5	$467.8	$37.7
Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, and Aldurazyme is marketed worldwide by Sanofi. Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end-users. In certain countries, governments place large periodic orders for our products. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.
The increase in Net Product Revenues for the three months ended March 31, 2022 as compared to 2021 was primarily attributed to the following:
•Vimizim and Naglazyme: higher product sales primarily attributed to new patients initiating therapy and timing of orders in the Middle East and Europe;
•Voxzogo: commercial sales due to new patients initiating therapy in Europe and the U.S. following EMA and FDA regulatory approvals in the third and fourth quarters of 2021, respectively;
•Brineura: higher sales primarily due to new patients initiating therapy in Europe; partially offset by
•Aldurazyme: lower product revenues due to timing of bulk lot product fulfillment to Sanofi; and
•Kuvan: lower sales primarily attributed to generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020. We anticipated and prepared for this loss of exclusivity and the reduction in our market share, as well as the adverse effect on our revenues and results of operations. We expect to continue to experience adverse effects on our market share and revenues in the future due to the loss of exclusivity in the U.S. and the contracting sapropterin dihydrochloride market.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which may create significant period to period variation in our revenues. We anticipate the COVID-19 pandemic will have a continued impact on the remainder of 2022 Net Product Revenues as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we continue to work with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from the doses of our products that are missed by patients and the lost revenue from delayed treatment starts for new patients will never be recouped.
See the risk factors “The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in Kuvan revenues faster than expected” and “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2022	2021	Change
Sales denominated in USD	$259.3	$255.4	$3.9
Sales denominated in foreign currencies	246.2	212.4	33.8
Total net product revenues	$505.5	$467.8	$37.7

	Three Months Ended March 31,
	2022	2021	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(9.0)	$(3.4)	$(5.6)
The unfavorable impact for the three months ended March 31, 2022 as compared to 2021 was primarily driven by weakness relative to the USD associated with the Euro and Turkish Lira along with currencies from certain Latin American markets.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended March 31,
	2022	2021	Change
Royalty and other revenues	$13.8	$18.3	$(4.5)
The decrease in Royalty and Other Revenues for the three months ended March 31, 2022 as compared to 2021 was primarily due the absence of the license payment received from a third party due to their achievement of a regulatory milestone in the first quarter of 2021; partially offset by an increase in royalties earned from net sales of third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended March 31,
	2022	2021	Change
Total revenues	$519.4	$486.0	$33.4
Cost of sales	$117.0	$120.2	$(3.2)
Gross margin	77.5%	75.3%	2.2%
Cost of Sales decreased for the three months ended March 31, 2022 as compared to 2021 primarily due to lower sales volume of Aldurazyme and lower Palynziq manufacturing costs per unit; partially offset by higher sales volumes of Vimizim and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Naglazyme. Gross margin increased primarily due to portfolio mix with higher sales volume of products with higher margins, lower inventory reserves and the improved per unit Palynziq manufacturing costs.
We expect gross margin to range between approximately 75% and 77% over the next twelve months.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. We had $11.3 million of manufacturing-related costs for valoctocogene roxaparvovec capitalized as pre-launch inventory as of March 31, 2022. See Note 3 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended March 31,
	2022	2021	Change
Research and early development	$49.0	$29.8	$19.2
Valoctocogene roxaparvovec	30.7	25.8	4.9
Voxzogo	29.1	36.3	(7.2)
Other approved products	28.3	26.0	2.3
BMN 307	12.7	15.4	(2.7)
BMN 331	7.0	9.6	(2.6)
BMN 255	2.2	1.8	0.4
Other	1.8	4.0	(2.2)
Total R&D expense	$160.8	$148.7	$12.1
The increase in R&D expense for the three months ended March 31, 2022 as compared to 2021 primarily comprised the following:
•higher spend in research and early development programs due to increased pre-clinical activities and IND-enabling studies for planned IND filings; and
•an increase in clinical trial activities related to continued development of valoctocogene roxaparvovec; partially offset by
•a decrease in Voxzogo related expenses due to increased capitalization of manufacturing costs following the EU and U.S. regulatory approvals in the second half of 2021.
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
SG&A expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021	Change
S&M expense	$104.9	$94.2	$10.7
G&A expense	89.7	80.1	9.6
Total SG&A expense	$194.6	$174.3	$20.3

S&M expenses by product were as follows:

	Three Months Ended March 31,
	2022	2021	Change
PKU Products (Kuvan and Palynziq)	$29.1	$30.8	$(1.7)
MPS Products (Aldurazyme, Naglazyme and Vimizim)	27.1	24.4	2.7
Voxzogo	22.1	16.5	5.6
Valoctocogene roxaparvovec	15.7	12.2	3.5
Brineura	7.7	8.1	(0.4)
Other	3.2	2.2	1.0
Total S&M expense	$104.9	$94.2	$10.7
The increase in S&M expense for the three months ended March 31, 2022 as compared to 2021 was primarily a result of increased activities in support of Voxzogo commercial launch following EU and U.S. regulatory approvals in the latter half of 2021, and an increase in valoctocogene roxaparvovec commercial launch preparation activities.
The increase in G&A expense was primarily due to increased idle plant time related to maintaining our gene therapy manufacturing facility as well as higher employee-related expenses.
We expect SG&A expense to increase in future periods as a result of preparing to launch new products and support of our global business as it grows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets, Net
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets, Net were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Changes in the fair value of contingent consideration	$2.0	$2.3	$(0.3)
Amortization of intangible assets	15.6	15.4	0.2
Total intangible asset amortization and contingent consideration	$17.6	$17.7	$(0.1)

Gain on sale of nonfinancial assets, net	$108.0	$—	$108.0
Fair value of contingent consideration – the increase in the fair value of contingent consideration for the three months ended March 31, 2022 as compared to 2021 was attributable to changes in the estimated probability of achieving sales milestones related to our PKU products.
Amortization of intangible assets – the expense for the three months ended March 31, 2022 as compared to 2021 was relatively flat.
Gain on Sale of Nonfinancial Assets, Net – the increase in the three months ended March 31, 2022 as compared to 2021 is due to the sale in the first quarter of 2022 of the Priority Review Voucher (PRV) that we received in connection with the FDA approval of Voxzogo in 2021. In exchange for the PRV, we received lump sum payment of $110.0 million, which was recognized as a gain on the sale of intangible assets, net of broker fees.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended March 31,
	2022	2021	Change
Interest income	$1.8	$2.4	$(0.6)
The decrease in Interest Income for the three months ended March 31, 2022 compared to 2021 was primarily due to lower interest rates. We expect Interest Income to be higher over the next 12 months due to anticipated higher interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended March 31,
	2022	2021	Change
Interest expense	$3.8	$3.8	$—
Interest Expense for the three months ended March 31, 2022 was flat as compared to 2021. We do not expect Interest Expense to fluctuate significantly over the next 12 months. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Other Expense, Net
Other Expense, Net for the periods presented was as follows:

	Three Months Ended March 31,
	2022	2021	Change
Other expense, net	$(1.2)	$(0.5)	$(0.7)
The increase in Other Expense, Net for the three months ended March 31, 2022 compared to 2021 was primarily due to the loss on the fair value of the assets held in our deferred compensation plan.
Provision for Income Taxes
The following table summarizes our income tax expense:

	Three Months Ended March 31,
	2022	2021	Change
Provision for income taxes	$13.4	$5.9	$7.5
The increase in income tax expense for the three months ended March 31, 2022 as compared to 2021 was primarily due to taxes on increased income recognized in the first quarter of 2022 from the sale of the PRV.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$605.4	$587.3	$18.1
Short-term investments	450.8	426.6	24.2
Long-term investments	462.8	507.8	(45.0)
Cash, cash equivalents and investments	$1,519.0	$1,521.7	$(2.7)
We believe our cash generated from sales of our commercial products, in addition to our cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and investments balances and available revolving loan balances. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
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
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2022	2021	Change
Net cash (used in) provided by operating activities	$(45.4)	$113.5	$(158.9)
Net cash provided by (used in) investing activities	$87.8	$(70.8)	$158.6
Net cash used in financing activities	$(25.3)	$(24.4)	$(0.9)
The decrease in net cash provided by operating activities in the three months ended March 31, 2022 compared to March 31, 2021 was primarily attributed to the timing of cash receipts from our customers, the absence of a tax refund from a Federal carryback claim received in Q1 2021, and higher employee compensation-related payments.
The increase in net cash provided by investing activities in the three months ended March 31, 2022 compared to March 31, 2021 was primarily attributable to the proceeds from the sale of the PRV in the first quarter of 2022 and lower net purchases of available-for-sale debt securities.
Net cash provided by financing activities in the three months ended March 31, 2022 compared to March 31, 2021 was relatively flat.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of March 31, 2022 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of March 31, 2022, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt see, Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to our Annual Report on Form 10-K for the year ended December 31, 2021.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2022, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
Other Material Sources of Cash
In the first quarter of 2022, we received a lump sum payment of $110.0 million for the sale of the PRV received in connection with the U.S. approval of Voxzogo. See Note 3 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of March 31, 2022 were as follows:

Since Program Inception

Valoctocogene roxaparvovec	$855.8
Voxzogo	$729.1
BMN 307	$253.5
BMN 331	$87.1
BMN 255	$28.1
Other approved products	$2,401.5
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
Purchase Obligations
As of March 31, 2022, we had obligations of approximately $117.5 million, all of which was short term and primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services.
Contingent Consideration
As of March 31, 2022, we had $64.0 million of acquisition-related contingent consideration on our Condensed Consolidated Balance Sheet, all of which is Euro denominated and was short term. Of this amount, we expect to pay €30 million in cash in Q2 2022 to a Merck Serono related to our achievement of a Palynziq sales milestone in Q1 2022. For additional information related to our obligation to Merck Serono related to a 2016 arrangement, see Note 17 to our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Obligations
Our lease, contingent obligations and unrecognized tax benefits as of March 31, 2022 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2022 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2022.
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
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We believe that the claims have no merit and we intend to vigorously defend this action.

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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
Business and Operational Risks
*The COVID-19 pandemic could continue to materially adversely affect our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations have been impacted by the COVID-19 pandemic, and we expect that the pandemic will continue to adversely impact our financial results and our business generally in 2022. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict.
The COVID-19 pandemic has adversely affected and will likely continue to adversely impact our product development programs, including preclinical study and clinical trial operations. We have been, and will likely continue to be, unable to initiate or continue conducting clinical trials as originally planned in certain countries and regions due to the prioritization of hospital resources toward the pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we experienced delays in certain clinical trials due to COVID-19 related complications and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic has impacted, may continue to affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, the COVID-19 pandemic has delayed, and may continue to postpone, necessary regulatory inspections and other interactions with regulators regarding our product candidates, which could delay review or approval of our regulatory submissions.
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
In addition, the COVID-19 pandemic could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. Recently, we have implemented a policy of hybrid onsite and remote work for most of our employees who were previously fully remote during the first two years of the COVID-19 pandemic and whose jobs did not require them to be onsite. Continued reliance by us and the companies with which we do business on personnel working fully or partially remotely may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.
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
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system or companion diagnostic. Such products may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, if a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements established for medical devices by EU medical devices legislation apply to the device component of such combination products. Our product candidates intended for use with separately regulated devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA review process and criteria are not well-established areas, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

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
Similar rules governing clinical trials to those in place in the U.S. apply in the EU. Since January 31, 2022, a new Clinical Trials Regulation (CTR) is in force in the EU. The CTR was adopted with a view to introducing a more uniform set of the rules across the EU for the authorization of clinical trials. The relevant procedures have now been streamlined with a view to facilitating a swifter and more seamless authorization and deployment of multi-center trials occurring in more than one EU Member State. However, such authorization still involves the national regulatory authorities and Ethics Committees of each of the EU Member States where the trial is to be conducted. The CTD will continue to apply in parallel to the CTR for a transitional period. This means that clinical trials in the EU can currently be conducted in accordance with the requirements of the CTD, as implemented in national law by each EU Member State, or the CTR, as applicable, as well as applicable good clinical practice standards.
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
In order to preserve the scientific integrity of our main valoctocogene roxaparvovec clinical trials and to allow us to only report on data at intervals that we believe will be meaningful to investors, we have implemented data access plans related to these ongoing open-label trials, which is designed to significantly mirror blinded trials. Pursuant to the plans, the ongoing emerging data for key endpoints are generally not accessed by us, with the exception that certain specific data points are reviewed by a small group of medical personnel monitoring and managing the trials, and then, only to the extent necessary to allow them to perform their monitoring responsibilities. As we disclose and publicly discuss prior data from one of these trials, such discussions do not incorporate any of the currently emerging data that are being collected and reviewed by personnel monitoring the trial and, accordingly, this prior data may differ significantly from more recent data that are only available to such personnel. Further, because our management does not have access to any of the ongoing key efficacy data and does not have the ability to adjust the trials based on such emerging data, the data access plans could adversely impact the ultimate outcome of the trials.
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
As of March 31, 2022, we had cash, cash equivalents and investments totaling $1.52 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of March 31, 2022, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank, N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments (the 2018 Credit Facility). In May 2021, we amended the 2018 Credit Facility to, among other things, extend the maturity date of the 2018 Credit Facility from October 18, 2021 to May 28, 2024. Our indebtedness may:
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
In addition, the 2018 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2018 Credit Facility, the outstanding borrowings thereunder could become immediately due and payable, the 2018 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing the Notes. If we default under any series of the Notes, such series of Notes could become immediately due and payable and it could lead to defaults under the other series of Notes and/or the 2018 Credit Facility.
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
•political and economic instability, such as the instability caused by Russia’s invasion of Ukraine;
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
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. For example, Russia’s invasion of Ukraine and the related impacts to Ukraine’s infrastructure and healthcare system has significantly impacted our ability to provide our therapies to patients in Ukraine. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia.

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
*U.S. export control and economic sanctions may adversely affect our business, financial condition and operating results. Moreover, compliance with such regulatory requirements may increase our costs and negatively impact our ability to sell our products and collect cash from customers.
Our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Exports of our products and solutions must be made in compliance with these laws and regulations. Changes to these laws and regulations, or to the countries, governments, persons or activities targeted by such laws, could result in decreased use of our products, or hinder our ability to export or sell our products to existing or potential customers, which would likely adversely affect our results of operations, financial condition or strategic objectives. For example, sanctions issued by the U.S. against Russia in response to its invasion of Ukraine have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. Moreover, if we fail to comply with these laws and regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges and fines.
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
*New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.
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
Moreover, changes in the tax laws of non-U.S. jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is coordinating the implementation of rules intended to be adopted from 2023 with the aim of addressing the tax challenges arising from the digitalization of the economy, specifically with respect to nexus and profit allocation and global minimum taxation. The implementation of any such rules would fundamentally change the international tax system. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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

10.1*
Asset Purchase Agreement by and between Eli Lilly and Company, BioMarin Pharmaceutical Inc., and BioMarin International Ltd., dated February 8, 2022. Portions of this exhibit have been omitted because they are not material and the type that the registrant treats as private or confidential

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 29, 2022	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)