Form 10-Q
period 2022-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2022-08-04
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 185,473,867 shares of common stock, par value $0.001, outstanding as of July 28, 2022.

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
•Because the target patient populations for our products are relatively small, we must achieve significant market share and maintain high per-patient prices for our products to achieve and maintain profitability.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2022 and December 31, 2021
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$619,802	$587,276
Short-term investments	489,945	426,599
Accounts receivable, net	466,507	373,399
Inventory	802,315	776,669
Other current assets	139,029	110,442
Total current assets	2,517,598	2,274,385
Noncurrent assets:
Long-term investments	412,503	507,793
Property, plant and equipment, net	1,049,464	1,035,461
Intangible assets, net	369,368	388,652
Goodwill	196,199	196,199
Deferred tax assets	1,448,912	1,449,075
Other assets	151,797	151,760
Total assets	$6,145,841	$6,003,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$434,773	$491,590
Short-term contingent consideration	29,954	48,232
Total current liabilities	464,727	539,822
Noncurrent liabilities:
Long-term convertible debt, net	1,081,047	1,079,077
Long-term contingent consideration	—	15,167
Other long-term liabilities	95,260	98,519
Total liabilities	1,641,034	1,732,585
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 185,452,454 and 183,912,514 shares issued and outstanding, respectively	186	184
Additional paid-in capital	5,272,666	5,191,502
Company common stock held by the Nonqualified Deferred Compensation Plan	(9,290)	(9,689)
Accumulated other comprehensive income	18,472	14,432
Accumulated deficit	(777,227)	(925,689)
Total stockholders’ equity	4,504,807	4,270,740
Total liabilities and stockholders’ equity	$6,145,841	$6,003,325
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2022 and 2021
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Net product revenues	$517,660	$486,670	$1,023,185	$954,439
Royalty and other revenues	16,138	15,023	29,972	33,284
Total revenues	533,798	501,693	1,053,157	987,723
OPERATING EXPENSES:
Cost of sales	123,126	127,062	240,091	247,228
Research and development	158,190	161,107	319,026	309,832
Selling, general and administrative	196,835	184,161	391,454	358,479
Intangible asset amortization and contingent consideration	16,495	17,691	34,107	35,426
Gain on sale of nonfinancial assets, net	—	—	(108,000)	—
Total operating expenses	494,646	490,021	876,678	950,965
INCOME FROM OPERATIONS	39,152	11,672	176,479	36,758

Interest income	2,505	4,471	4,325	6,910
Interest expense	(3,859)	(3,817)	(7,665)	(7,621)
Other income (expense), net	(2,947)	1,830	(4,101)	1,337
INCOME BEFORE INCOME TAXES	34,851	14,156	169,038	37,384
Provision for income taxes	7,187	1,215	20,576	7,072
NET INCOME	$27,664	$12,941	$148,462	$30,312
NET INCOME PER SHARE, BASIC	$0.15	$0.07	$0.80	$0.17
NET INCOME PER SHARE, DILUTED	$0.15	$0.07	$0.79	$0.16
Weighted average common shares outstanding, basic	185,254	182,844	184,710	182,311
Weighted average common shares outstanding, diluted	187,448	185,427	191,096	185,089

COMPREHENSIVE INCOME	$47,013	$6,998	$152,502	$45,512

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2022 and 2021
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Shares of common stock, beginning balances (1)	184,902	182,671	183,913	181,741
Issuances under equity incentive plans	551	651	1,540	1,581
Shares of common stock, ending balances	185,453	183,322	185,453	183,322

Total stockholders' equity, beginning balances (1)	$4,391,315	$4,162,010	$4,270,740	$4,106,002
Common stock:
Beginning balances (1)	185	183	184	182
Issuances under equity incentive plans, net of tax	1	—	2	1
Ending balance	186	183	186	183
Additional paid-in capital:
Beginning balance (1)	5,206,287	5,010,619	5,191,502	4,993,407
Issuances under equity incentive plans, net of tax	18,480	18,825	(15,153)	(11,091)
Stock-based compensation	47,998	53,738	96,716	101,147
Common stock held by the Nonqualified Deferred Compensation Plan (the NQDC)	(99)	649	(399)	368
Ending balance	5,272,666	5,083,831	5,272,666	5,083,831
Company common stock held by the NQDC:
Beginning balance (1)	(9,389)	(9,558)	(9,689)	(9,839)
Common stock held by the NQDC	99	(649)	399	(368)
Ending balance	(9,290)	(10,207)	(9,290)	(10,207)
Accumulated other comprehensive income (loss):
Beginning balance (1)	(877)	5,004	14,432	(16,139)
Other comprehensive income (loss)	19,349	(5,943)	4,040	15,200
Ending balance	18,472	(939)	18,472	(939)
Accumulated Deficit:
Beginning balance (1)	(804,891)	(844,238)	(925,689)	(861,609)
Net income	27,664	12,941	148,462	30,312
Ending balance	(777,227)	(831,297)	(777,227)	(831,297)
Total stockholders' equity, ending balances	$4,504,807	$4,241,571	$4,504,807	$4,241,571
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2022 and 2021
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,462	$30,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,614	55,214
Non-cash interest expense	2,062	2,082
Amortization of premium on investments	3,070	1,878
Stock-based compensation	94,911	104,346
Gain on sale of nonfinancial assets, net	(108,000)	—
Deferred income taxes	3,455	1,204
Unrealized foreign exchange gain	(12,333)	(1,004)
Non-cash changes in the fair value of contingent consideration	1,338	4,488
Other	(18)	(376)
Changes in operating assets and liabilities:
Accounts receivable, net	(92,562)	17,420
Inventory	(1,431)	6,379
Other current assets	(12,001)	34,331
Other assets	9,149	321
Accounts payable and other short-term liabilities	(76,345)	(60,884)
Other long-term liabilities	(1,576)	585
Net cash provided by operating activities	10,795	196,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(55,971)	(48,106)
Maturities and sales of investments	311,598	348,941
Purchases of investments	(304,805)	(484,572)
Proceeds from sale of nonfinancial assets	110,000	—
Purchase of intangible assets	(2,739)	(6,400)
Other	—	(908)
Net cash provided by (used in) investing activities	58,083	(191,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	29,493	27,640
Taxes paid related to net share settlement of equity awards	(44,377)	(38,731)
Payment of contingent consideration	(21,054)	—
Principal repayments of financing leases	(1,122)	(1,941)
Other	—	(381)
Net cash used in financing activities	(37,060)	(13,413)
Effect of exchange rate changes on cash	708	537
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,526	(7,625)
Cash and cash equivalents:
Beginning of period	$587,276	$649,158
End of period	$619,802	$641,533
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$11,821	$10,159
Cash paid for interest	$5,137	$5,195
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$1,012	$(9,393)
Increase in accounts payable and accrued liabilities related to intangible assets	$6,563	$1,397

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at June 30, 2022 and December 31, 2021.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$355,318	$—	$—	$355,318	$355,318	$—	$—

Level 2:
Money market instruments	264,484	—	—	264,484	264,484	—	—
Corporate debt securities	560,401	3	(12,450)	547,954	—	273,400	274,554
U.S. government agency securities	263,184	15	(2,734)	260,465	—	180,952	79,513
Commercial paper	33,107	—	(23)	33,084	—	33,084	—
Asset-backed securities	58,888	8	(633)	58,263	—	—	58,263
Foreign and other	2,562	124	(4)	2,682	—	2,509	173
Subtotal	1,182,626	150	(15,844)	1,166,932	264,484	489,945	412,503
Total	$1,537,944	$150	$(15,844)	$1,522,250	$619,802	$489,945	$412,503

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$301,177	$—	$—	$301,177	$301,177	$—	$—

Level 2:
Money market instruments	285,099	—	—	285,099	285,099	—	—
Corporate debt securities	584,000	386	(2,086)	582,300	—	200,304	381,996
U.S. government agency securities	224,774	182	(325)	224,631	—	146,421	78,210
Commercial paper	68,384	—	—	68,384	1,000	67,384	—
Asset-backed securities	56,936	10	(95)	56,851	—	9,451	47,400
Foreign and other	3,097	141	(12)	3,226	—	3,039	187
Subtotal	1,222,290	719	(2,518)	1,220,491	286,099	426,599	507,793
Total	$1,523,467	$719	$(2,518)	$1,521,668	$587,276	$426,599	$507,793
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of June 30, 2022, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s strategic investments was $23.8 million and $16.5 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$104,493	$80,269
Work-in-process	429,486	415,261
Finished goods	268,336	281,139
Total inventory	$802,315	$776,669

Inventory as of June 30, 2022, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec totaling $31.8 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. Starting in the first quarter of 2022, the Company believed that material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec by the European Medicines Agency had been significantly reduced and the Company expects to realize economic benefit in the future. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings and correspondence with the relevant regulatory authority following the submission of the additional two-year follow-up safety and efficacy data requested by the regulatory authority in the third quarter of 2020, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, and commercialization and marketplace trends.
See Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the Company’s policies on inventory produced prior to regulatory approval.
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2022	December 31, 2021
Property, plant and equipment, gross	$1,811,263	$1,756,035
Accumulated depreciation	(761,799)	(720,574)
Total property, plant and equipment, net	$1,049,464	$1,035,461
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2022 was $9.5 million and $21.2 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2021 was $11.8 million and $24.3 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2022	December 31, 2021
Finite-lived intangible assets	$689,499	$677,350
Accumulated amortization	(320,131)	(288,698)
Net carrying value	$369,368	$388,652

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.2. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable and accrued operating expenses	$199,251	$193,003
Accrued compensation expense	127,929	204,446
Accrued rebates payable	62,485	47,987
Accrued royalties payable	15,620	15,215
Foreign currency exchange forward contracts	10,224	6,263
Lease liabilities	10,611	10,464
Value added taxes payable	2,472	1,935
Accrued income taxes	1,568	1,213
Deferred revenue	305	6,956
Other	4,308	4,108
Total accounts payable and accrued liabilities	$434,773	$491,590
Supplemental Statement of Comprehensive Income Information
Gain on Sale of Nonfinancial Assets, Net for the six months ended June 30, 2022 consisted of the completed sale of a Rare Pediatric Disease Priority Review Voucher (PRV) the Company received from the Food and Drug Administration (FDA) in connection with the U.S. approval of Voxzogo. As a result of the PRV sale, the Company recognized a $108.0 million net gain on sale of nonfinancial assets in the Company's Consolidated Statement of Comprehensive Income.

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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of June 30, 2022 and December 31, 2021. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of June 30, 2022 or December 31, 2021.

	Fair Value Measurements as of June 30, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,232	$—	$2,232
Other assets:
NQDC Plan assets	19,336	—	19,336
Restricted investments (1)	2,468	—	2,468
Total other assets	21,804	—	21,804
Total assets	$24,036	$—	$24,036
Liabilities:
Current liabilities:
NQDC Plan liability	$2,232	$—	$2,232
Contingent consideration	—	29,954	29,954
Total current liabilities	2,232	29,954	32,186
Other long-term liabilities:
NQDC Plan liability	19,336	—	19,336
Total liabilities	$21,568	$29,954	$51,522

	Fair Value Measurements as of December 31, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,043	$—	$2,043
Other assets:
NQDC Plan assets	23,929	—	23,929
Restricted investments (1)	2,940	—	2,940
Total other assets	26,869	—	26,869
Total assets	$28,912	$—	$28,912
Liabilities:
Current liabilities:
NQDC Plan liability	$2,043	$—	$2,043
Contingent consideration	—	48,232	48,232
Total current liabilities	2,043	48,232	50,275
Other long-term liabilities:
NQDC Plan liability	23,929	—	23,929
Contingent consideration	—	15,167	15,167
Total other long-term liabilities	23,929	15,167	39,096
Total liabilities	$25,972	$63,399	$89,371

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(1)    The restricted investments at June 30, 2022 and December 31, 2021 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2022.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2021	$63,399
Milestone payments to Ares Trading S.A. (Merck Serono)	(33,293)
Realized foreign exchange gain on settlement of contingent consideration	(133)
Changes in fair value of contingent consideration	2,860
Foreign exchange remeasurement of Euro denominated contingent consideration	(2,879)
Contingent consideration as of June 30, 2022	$29,954

(5) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the reduction in value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to two years. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Sell	$585,370	$740,667
Purchase	$121,257	$183,256

Derivatives not designated as hedging instruments:
Sell	$113,793	$113,257
Purchase	$—	$31,068

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$35,654	$17,357
Other assets	6,853	4,991
Subtotal	$42,507	$22,348

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$10,151	$5,487
Other long-term liabilities	1,848	1,378
Subtotal	$11,999	$6,865

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$18	$427
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$73	$776

Total Derivatives Assets	$42,525	$22,775
Total Derivatives Liabilities	$12,072	$7,641
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

	Three Months Ended June 30,
	2022		2021
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$517,660	$5,927	$486,670	$(2,678)
Operating expenses as reported	$494,646	$(1,800)	$490,021	$344

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$4,950		$(3,260)

	Six Months Ended June 30,
	2022		2021
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,023,185	$11,499	$954,439	$(5,435)
Operating expenses as reported	$876,678	$(3,179)	$950,965	$349

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$6,241		$1,009
As of June 30, 2022, the Company expects to reclassify unrealized gains of $25.5 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of June 30, 2022, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2022	December 31, 2021
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(9,957)	(10,971)
2027 Notes, net	590,043	589,029

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(3,996)	(4,952)
2024 Notes, net	491,004	490,048

Total convertible debt, net	$1,081,047	$1,079,077

Fair value of fixed-rate convertible debt (1):
2027 Notes	$602,436	$625,122
2024 Notes	490,401	521,082
Total fair value of fixed-rate convertible debt	$1,092,837	$1,146,204
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest expense	$2,617	$2,616	$5,233	$5,232
Accretion of discount on convertible notes	837	834	1,673	1,668
Amortization of debt issuance costs	148	148	297	296
Total interest expense on convertible debt	$3,602	$3,598	$7,203	$7,196
See Note 10 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2022, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended June 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at March 31, 2022	$8,387	$(9,264)	$(877)
Other comprehensive income (loss) before reclassifications	26,255	(3,620)	22,635
Less: gain (loss) reclassified from AOCI	4,127	—	4,127
Tax effect	—	841	841
Net current-period other comprehensive income (loss)	22,128	(2,779)	19,349
AOCI balance at June 30, 2022	$30,515	$(12,043)	$18,472

	Three Months Ended June 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at March 31, 2021	$2,617	$2,387	$5,004
Other comprehensive income (loss) before reclassifications	(7,711)	(739)	(8,450)
Less: gain (loss) reclassified from AOCI	(2,334)	—	(2,334)
Tax effect	—	173	173
Net current-period other comprehensive income (loss)	(5,377)	(566)	(5,943)
AOCI balance at June 30, 2021	$(2,760)	$1,821	$(939)

	Six Months Ended June 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	23,030	(13,894)	9,136
Less: gain (loss) reclassified from AOCI	8,320	—	8,320
Tax effect	—	3,224	3,224
Net current-period other comprehensive income (loss)	14,710	(10,670)	4,040
AOCI balance at June 30, 2022	$30,515	$(12,043)	$18,472

	Six Months Ended June 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$(16,139)
Other comprehensive income (loss) before reclassifications	12,182	(2,684)	9,498
Less: gain (loss) reclassified from AOCI	(5,086)	—	(5,086)
Tax effect	—	616	616
Net current-period other comprehensive income (loss)	17,268	(2,068)	15,200
AOCI balance at June 30, 2021	$(2,760)	$1,821	$(939)
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
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product revenues by product:
Vimizim	$173,206	$171,655	$356,265	$329,953
Naglazyme	115,783	118,813	243,814	226,149
Palynziq	61,643	58,935	116,528	112,973
Kuvan	57,602	78,807	116,939	149,570
Brineura	37,725	30,332	73,898	57,657
Voxzogo	34,374	—	54,032	—
Total net product revenues marketed by the Company	480,333	458,542	961,476	876,302
Aldurazyme net product revenues marketed by Sanofi	37,327	28,128	61,709	78,137
Total net product revenues	517,660	486,670	1,023,185	954,439
Royalty and other revenues	16,138	15,023	29,972	33,284
Total revenues	$533,798	$501,693	$1,053,157	$987,723
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$169,838	$169,411	$320,653	$324,474
Europe	161,230	166,704	318,062	315,576
Latin America	89,911	42,248	152,455	101,953
Rest of world	59,354	80,179	170,306	134,299
Total net product revenues marketed by the Company	$480,333	$458,542	$961,476	$876,302
Aldurazyme net product revenues marketed by Sanofi	37,327	28,128	61,709	78,137
Total net product revenues	$517,660	$486,670	$1,023,185	$954,439

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	16%	16%	16%	16%
Customer B	12%	13%	12%	13%
Customer C	5%	12%	5%	10%
Total	33%	41%	33%	39%
On a consolidated basis, two customers accounted for 21% and 16% of the Company’s June 30, 2022 accounts receivable balance, respectively, compared to December 31, 2021, when two customers accounted for 28% and 16% of the accounts receivable balance, respectively. As of June 30, 2022, and December 31, 2021, the accounts receivable balance for Sanofi included $69.5 million and $67.9 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company's global revenue sources and its business operations were impacted by the COVID-19 pandemic during the six months ended June 30, 2022 and 2021, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and the Company anticipates a continued impact due to COVID-19 on its financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations.
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

(9) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of service-based restricted stock units (RSUs), market-based RSUs, performance-based RSUs, stock options and common stock granted under the Company’s Employee Share Purchase Plan (ESPP) to its employees, officers and non-employee directors. Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$4,762	$6,087	$9,088	$12,568
Research and development	13,633	20,816	30,823	38,333
Selling, general and administrative	28,683	27,940	55,000	53,445
Total stock-based compensation expense	$47,078	$54,843	$94,911	$104,346

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) NET INCOME PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income, basic	$27,664	$12,941	$148,462	$30,312
Add: Interest expense, net of tax, on convertible notes	—	—	1,871	—
Net Income, diluted	$27,664	$12,941	$150,333	$30,312
Denominator:
Weighted-average common shares outstanding, basic	185,254	182,844	184,710	182,311
Effect of dilutive securities:
Issuances under equity incentive plans	2,194	2,583	2,416	2,778
Common stock issuable under the 2024 Notes	—	—	3,970	—
Weighted-average common shares outstanding, diluted	187,448	185,427	191,096	185,089
Net income per common share, basic	$0.15	$0.07	$0.80	$0.17
Net income per common share, diluted	$0.15	$0.07	$0.79	$0.16
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuances under equity incentive plans	10,659	10,169	10,438	9,975
Common stock issuable under the Company's convertible notes	8,335	8,335	4,365	8,335
Total number of potentially issuable shares	18,994	18,504	14,803	18,310

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
Contingent Payments
As of June 30, 2022, the Company was subject to contingent payments considered reasonably possible of $778.0 million, including $381.5 million related to an early-stage development program licensed from a third party in the fourth quarter of 2021 and $225.0 million related to an early-stage development program licensed from a third party in the second quarter of 2020.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain Research and Development (R&D) activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of June 30, 2022, such commitments were estimated at approximately $140.8 million. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
Our portfolio consists of seven commercial therapies and multiple clinical and preclinical product candidates. A summary of our commercial products, as of June 30, 2022, is provided below:

Commercial Products	Indication
Products marketed by BioMarin:
Vimizim (elosulfase alpha)	MPS IVA (1)
Naglazyme (galsulfase)	MPS VI (2)
Palynziq (pegvaliase-pqpz)	PKU (3)
Kuvan (sapropterin dihydrochloride)	PKU (4)
Brineura (cerliponase alfa)	CLN2 (5)
Voxzogo (vosoritide)	Achondroplasia (6)
Products not marketed by BioMarin:
Aldurazyme (laronidase)	MPS I (7)
(1)For the treatment of Mucopolysaccharidosis IV Type A
(2)For the treatment of Mucopolysaccharidosis VI
(3)For adult patients with PKU
(4)For the treatment of phenylketonuria
(5)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2
(6)For the treatment of achondroplasia in children aged five years and older for the United States (U.S.), aged two years and older for the European Union and for various age ranges for other markets.
(7)For the treatment of Mucopolysaccharidosis I

A summary of our on-going clinical development programs, as of June 30, 2022, is provided below:

Clinical Development Programs	Target Indication	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Clinical Phase 3
BMN 255	Primary Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema	Clinical Phase 1/2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$533.8	$501.7	$1,053.2	$987.7
Cost of sales	$123.1	$127.1	$240.1	$247.2
Research and development (R&D) expense	$158.2	$161.1	$319.0	$309.8
Selling, general and administrative (SG&A) expense	$196.8	$184.2	$391.5	$358.5
Gain on sale of nonfinancial assets, net	$—	$—	$(108.0)	$—
Provision for income taxes	$7.2	$1.2	$20.6	$7.1
Net income	$27.7	$12.9	$148.5	$30.3
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to the COVID-19 Pandemic
The COVID-19 pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by COVID-19 during the six months ended June 30, 2022 and 2021, and we anticipate a continued impact on our financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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
Continued Emphasis on Research and Development
New Product Launches and Mid-stage Product Life Cycle Expansion Opportunities
▪Voxzogo: The global launch of Voxzogo is actively underway, with market access and reimbursement progressing as anticipated. As of June 30, 2022, we have seen worldwide increases in the number of children being treated with commercial Voxzogo and in the number of active markets contributing to Voxzogo sales.
During the quarter, marketing authorization for Voxzogo was approved in both Japan and Australia, with commercial sales anticipated beginning in the third quarter of 2022.
During the quarter, we provided a top-line update on the Phase 2 randomized, double-blind, placebo-controlled Voxzogo study in infants and young children up to five years of age with achondroplasia at the 2022 Endocrine Society Annual Meeting (ENDO). We intend to initiate discussions on the favorable results from the study with regulatory health authorities to discuss next steps regarding efforts to expand access to Voxzogo treatment for this younger age group.
Also at the ENDO meeting, the investigator-initiated study with Voxzogo in children with selected genetic causes of short stature, preliminary six-month results from 12 subjects demonstrated a positive response in all subgroups with interindividual variability. The 52-week study is ongoing, and is expected to complete in 2023.
In the quarter, our interventional Phase 2 study with Voxzogo for the treatment of infants under the age of two who are at risk for foramen magnum compression completed enrollment. The study is investigating the safety of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Voxzogo in infants at risk of requiring surgery to alleviate compression at the foramen magnum, the opening in the base of the skull through which the spinal cord passes. The study will also measure a secondary endpoint to evaluate the effect of Voxzogo on growth of the foramen magnum volume through magnetic resonance imaging (MRI) scans.
Late-stage Regulatory Portfolio and Mid-stage Product Life Cycle Expansion Opportunities
▪Valoctocogene roxaparvovec: In the quarter, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending conditional marketing authorization for valoctocogene roxaparvovec, for adults with severe hemophilia A. A final approval decision, typically consistent with the CHMP recommendation, is expected from the European Commission in the third quarter of 2022.
We are targeting a Biologics License Application (BLA) resubmission for valoctocogene roxaparvovec by the end of September 2022. Typically, BLA resubmissions are followed by a six month review procedure. However, we anticipate three additional months of review may be necessary based on the number of data read-outs that will emerge during the procedure.
In July, at the International Society on Thrombosis and Haemostasis 2022 Congress, we reported that durable hemostatic efficacy was maintained over six years in the ongoing Phase 1/2 study with valoctocogene roxaparvovec in the 6e13vg/kg dose cohort, representing the longest duration of clinical observation with any gene therapy treatment for adults with severe hemophilia A.
Product expansion opportunities with valoctocogene roxaparvovec are supported by a number of clinical studies currently underway. The Phase 3b study to evaluate valoctocogene roxaparvovec with prophylactic corticosteroids has completed enrollment and is expected to read-out in early 2023. Two additional studies, one investigating valoctocogene roxaparvovec treatment in those with active or prior inhibitors, as well as one study investigating valoctocogene roxaparvovec in people with pre-existing antibodies against AAV5, are actively recruiting at sites around the world.
Select Earlier-stage Development Portfolio
▪BMN 255 for primary hyperoxaluria type 1, a subset of chronic renal disease: We were recently given permission by the Food and Drug Administration (FDA) to move forward with the multiple ascending dose portion of the First-in-Human study with BMN 255. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in certain people with chronic renal disease.
▪BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): We announced that we have dosed patients in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE.

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
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2022, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net product revenues by product:
Vimizim	$173.3	$171.7	$1.6	$356.4	$329.9	$26.5
Naglazyme	115.8	118.8	(3.0)	243.8	226.1	17.7
Palynziq	61.6	59.0	2.6	116.5	113.0	3.5
Kuvan	57.6	78.8	(21.2)	116.9	149.6	(32.7)
Brineura	37.7	30.3	7.4	73.9	57.7	16.2
Voxzogo	34.4	—	34.4	54.0	—	54.0
Total net product revenues marketed by BioMarin	$480.4	$458.6	$21.8	$961.5	$876.3	$85.2
Aldurazyme net product revenues marketed by Sanofi	37.3	28.1	9.2	61.7	78.1	(16.4)
Total net product revenues	$517.7	$486.7	$31.0	$1,023.2	$954.4	$68.8
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
The increase in Net Product Revenues for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributed to the following:
•Voxzogo: commercial sales due to new patients initiating therapy in Europe and the U.S. following regulatory approvals in the third and fourth quarters of 2021, respectively;
•Aldurazyme: higher product revenues due to timing of product fulfillment to Sanofi; and
•Brineura: higher sales primarily due to new patients initiating therapy in Europe and the U.S.; partially offset by
•Kuvan: lower sales primarily attributed to generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020. We anticipated and prepared for this loss of exclusivity and the reduction in our market share, as well as the adverse effect on our revenues and results of operations. We expect to continue to experience adverse effects on our market share and revenues in the future due to the loss of exclusivity in the U.S. and the contracting sapropterin dihydrochloride market.
The increase in Net Product Revenues for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributed to the following:
•Voxzogo: commercial sales due to new patients initiating therapy in Europe and the U.S.;
•Vimizim and Naglazyme: higher product sales primarily attributed to new patients initiating therapy and timing of orders in countries that place large government orders, particularly in Latin America, the Middle East and Europe;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•Brineura: higher sales primarily due to new patients initiating therapy; partially offset by
•Kuvan: lower sales primarily attributed to generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020; and
•Aldurazyme: lower product revenues primarily due to timing of product fulfillment to Sanofi.
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
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Sales denominated in USD	$241.3	$256.7	$(15.4)	$500.6	$512.0	$(11.4)
Sales denominated in foreign currencies	276.4	230.0	46.4	522.6	442.4	80.2
Total net product revenues	$517.7	$486.7	$31.0	$1,023.2	$954.4	$68.8

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(13.7)	$5.5	$(19.2)	$(22.5)	$2.1	$(24.6)
The unfavorable impact for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily driven by weakness relative to the USD associated with the Euro, currencies from certain Latin American markets, Turkish Lira and Japanese Yen.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Royalty and other revenues	$16.1	$15.0	$1.1	$30.0	$33.3	$(3.3)
The increase in Royalty and Other Revenues for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to higher royalties earned from net sales of third parties, partially offset by lower license revenues earned from third parties.
The decrease in Royalty and Other Revenues for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due lower license revenues earned, partially offset by an increase in royalties earned from net

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
sales of third parties. The decrease in licenses revenues is primarily attributed to the absence of the license payment earned in the first quarter of 2021 upon a third party's achievement of a regulatory milestone.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$533.8	$501.7	$32.1	$1,053.2	$987.7	$65.5
Cost of sales	$123.1	$127.1	$(4.0)	$240.1	$247.2	$(7.1)
Gross margin	76.9%	74.7%	2.2%	77.2%	75.0%	2.2%
Cost of Sales decreased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to lower inventory reserves and lower manufacturing costs per unit, partially offset by costs related to increased sales volumes. Gross margin increased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to lower inventory reserves and the improved per unit manufacturing costs.
We expect gross margin to range between approximately 75.5% and 77.5% through 2022.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. We had $31.8 million of manufacturing-related costs for valoctocogene roxaparvovec capitalized as pre-launch inventory as of June 30, 2022. See Note 3 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Research and early development	$63.9	$51.1	$12.8	$125.6	$96.3	$29.3
Valoctocogene roxaparvovec	31.0	29.1	1.9	61.7	54.9	6.8
Other approved products	28.7	28.7	—	57.0	54.7	2.3
Voxzogo	25.3	36.6	(11.3)	54.4	72.9	(18.5)
BMN 331	6.5	9.6	(3.1)	13.5	19.2	(5.7)
BMN 255	2.3	2.4	(0.1)	4.5	4.2	0.3
Other	0.5	3.6	(3.1)	2.3	7.6	(5.3)
Total R&D expense	$158.2	$161.1	$(2.9)	$319.0	$309.8	$9.2
The decrease in R&D expense for the three months ended June 30, 2022 as compared to the three months June 30, 2021 was primarily comprised of the following:
•a decrease in Voxzogo related expenses due to increased capitalization of manufacturing costs following the regulatory approvals in the second half of 2021; partially offset by
•higher spend in research and early development programs due to increased pre-clinical activities and Investigational New Drug (IND)-enabling studies for planned IND filings.
The increase in R&D expense for the six months ended June 30, 2022 as compared to the six months June 30, 2021 was primarily comprised of the following:
•higher spend in research and early development programs due to increased pre-clinical activities and IND-enabling studies for planned IND filings; and
•an increase in clinical trial activities related to continued development of valoctocogene roxaparvovec; partially offset by
•a decrease in Voxzogo related expenses due to increased capitalization of manufacturing costs following the regulatory approvals in the second half of 2021.
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
SG&A expenses consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
S&M expense	$109.4	$100.9	$8.5	$214.4	$195.1	$19.3
G&A expense	87.4	83.3	4.1	177.1	163.4	13.7
Total SG&A expense	$196.8	$184.2	$12.6	$391.5	$358.5	$33.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
S&M expenses by product were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
PKU Products (Kuvan and Palynziq)	$31.6	$31.3	$0.3	$60.7	$62.1	$(1.4)
MPS Products (Aldurazyme, Naglazyme and Vimizim)	24.3	27.7	(3.4)	51.4	52.1	(0.7)
Voxzogo	23.9	17.9	6.0	46.0	34.4	11.6
Valoctocogene roxaparvovec	18.5	12.3	6.2	34.2	24.5	9.7
Brineura	7.4	9.1	(1.7)	15.1	17.2	(2.1)
Other	3.7	2.6	1.1	7.0	4.8	2.2
Total S&M expense	$109.4	$100.9	$8.5	$214.4	$195.1	$19.3
The increase in S&M expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily a result of increased activities in support of Voxzogo commercial launch following EU and U.S. regulatory approvals in the latter half of 2021 and an increase in valoctocogene roxaparvovec commercial launch preparation activities.
The increase in G&A expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to increased external costs related to our strategic initiatives and legal expenses, partially offset by lower idle plant time related to maintaining our gene therapy manufacturing facility. The increase in G&A expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to increased external costs related to our strategic initiatives, as well as employee-related and legal expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Changes in the fair value of contingent consideration	$0.9	$2.2	$(1.3)	$2.9	$4.5	$(1.6)
Amortization of intangible assets	15.6	15.5	0.1	31.2	30.9	0.3
Total intangible asset amortization and contingent consideration	$16.5	$17.7	$(1.2)	$34.1	$35.4	$(1.3)

Gain on sale of nonfinancial assets, net	$—	$—	$—	$108.0	$—	$108.0
Fair value of contingent consideration – the decrease in the fair value of contingent consideration for the three and six months ended June 30, 2022 as compared to June 30, 2021 was attributable to the changes in the estimated probability of achieving the remaining sales milestones related to our PKU products, as one milestone was achieved in the first quarter of 2022.
Amortization of intangible assets – the expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was relatively flat.
Gain on Sale of Nonfinancial Assets, Net – the increase in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to the sale in the first quarter of 2022 of the Priority Review Voucher (PRV) that we received in connection with the FDA approval of Voxzogo in 2021. In exchange for the PRV, we received lump sum payment of $110.0 million, which was recognized as a gain on the sale of intangible assets, net of broker fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest income	$2.5	$4.5	$(2.0)	$4.3	$6.9	$(2.6)
The decrease in Interest Income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the absence of one-time interest receipts earned in 2021. We expect Interest Income to be higher over the next 12 months due to anticipated higher interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest expense	$3.9	$3.8	$0.1	$7.7	$7.6	$0.1
Interest Expense for the three and six months ended June 30, 2022 was flat as compared to the three and six months ended June 30, 2021. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net	$(2.9)	$1.8	$(4.7)	$(4.1)	$1.3	$(5.4)
The decrease in Other Income (Expense), Net for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the loss on the fair value of assets held in our nonqualified deferred compensation plan.
Provision for Income Taxes
The following table summarizes our Provision for Income Taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Provision for income taxes	$7.2	$1.2	$6.0	$20.6	$7.1	$13.5

The increase in Provision for Income Taxes for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to taxes on higher income recognized and projected for 2022, which includes income recognized in the first quarter of 2022 from the sale of the PRV.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$619.8	$587.3	$32.5
Short-term investments	489.9	426.6	63.3
Long-term investments	412.5	507.8	(95.3)
Cash, cash equivalents and investments	$1,522.2	$1,521.7	$0.5
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
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$10.8	$196.3	$(185.5)
Net cash provided by (used in) investing activities	$58.1	$(191.0)	$249.1
Net cash used in financing activities	$(37.1)	$(13.4)	$(23.7)
The decrease in net cash provided by operating activities in the six months ended June 30, 2022 compared to June 30, 2021 was primarily attributed to the timing of cash receipts from our customers, the absence of a tax refund from a Federal carryback claim received in the first quarter of 2021 and higher employee compensation-related payments.
The increase in net cash provided by investing activities in the six months ended June 30, 2022 compared to June 30, 2021 was primarily attributable to lower net purchases of investments and the $110.0 million proceeds from the sale of PRV in the first quarter of 2022.
The increase in net cash used in financing activities in the six months ended June 30, 2022 compared to June 30, 2021 was primarily attributed to the payment to a third party related to our achievement of a PKU sales milestone.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of June 30, 2022 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of June 30, 2022, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt see, Note 6 to our accompanying Condensed Consolidated Financial

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2021.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2022, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of June 30, 2022 were as follows:

Since Program Inception

Valoctocogene roxaparvovec	$886.8
Voxzogo	$754.4
BMN 331	$93.7
BMN 255	$30.4
Other approved products	$2,430.2
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
Purchase Obligations
As of June 30, 2022, we had obligations of approximately $140.8 million, of which $16.0 million is expected to be paid in 2023, which primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services.
Contingent Consideration
As of June 30, 2022, we had $30.0 million of acquisition-related contingent consideration on our Condensed Consolidated Balance Sheet, all of which was Euro denominated and was short term. For additional information related to our obligation to Merck Serono related to a 2016 arrangement, see Note 17 to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Obligations
Our lease, contingent obligations and unrecognized tax benefits as of June 30, 2022 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2022 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2022.
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
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. Lead plaintiffs filed an opposition to our motion to dismiss on July 25, 2022. Our reply in support of our motion to dismiss is due on September 1, 2022. A hearing on our motion to dismiss is set for September 23, 2022. We believe that the claims have no merit and we intend to vigorously defend this action.

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
*Because the target patient populations for our products are relatively small, we must achieve significant market share and maintain high per-patient prices for our products to achieve and maintain profitability.
All of our products target diseases with relatively small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve and maintain profitability. For Brineura, Naglazyme and Vimizim in particular, we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in each disease population is small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.

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
Generic versions of Kuvan are available in several countries around the world, including multiple generic versions in the U.S. This generic competition has adversely affected and will continue to adversely affect our revenues from Kuvan, and we cannot accurately predict the rate of decline of Kuvan revenues in these countries. We are also aware that manufacturers are challenging our patent portfolio related to Kuvan in several jurisdictions, and one generic version of Kuvan has been approved by the European Medicines Agency (EMA), although it is not yet commercially available in the EU. If these patent challenges are successful, or if a manufacturer chooses to offer a generic version of Kuvan, notwithstanding our existing patents, our revenues may decline faster than expected.
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
We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in the EU we must obtain approval from the European Commission (EC), based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA. The FDA and EC approval processes are typically lengthy and expensive, and approval is never certain. To obtain regulatory approval, we must first show that our product candidates are safe and effective for target indications through preclinical studies and clinical trials. Preclinical studies and clinical development are long, expensive and uncertain processes. Completion of clinical trials may take several years, and failure may occur at any stage of development. The length of time required varies substantially according to the type, complexity, novelty and intended use of a product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory authority will mean that other authorities will also approve the same product candidate. Similarly, in the EU, a positive CHMP opinion for approval of a product candidate does not guarantee that the EC will approve a drug. On June 28, 2022, we announced that the CHMP adopted a positive opinion recommending conditional marketing authorization for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A; however, the final approval decision from the EC is not expected until the third quarter of 2022. Moreover, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
Regulatory agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of valoctocogene roxaparvovec. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. During the second quarter of 2022, the FDA provided feedback on our planned resubmission of our BLA, including this two-year data analysis. The BLA resubmission is targeted for the end of September 2022. Typically, BLA resubmissions are followed by a six-month review procedure. However, we anticipate three additional months of review may be necessary based on the number of data read-outs that will emerge during the procedure. With respect to BMN 307, in September 2021, the FDA placed a clinical hold on our PHEarless study. The hold was based on pre-clinical study findings from a model designed to understand the durability of BMN 307 activity in mice bearing two germline mutations, one rendering the mice immunodeficient. Of 63 animals treated, six of seven animals administered BMN 307 at the highest dose group (2e14 Vg/kg) had tumors on liver necropsy 52 weeks after dosing with evidence for integration of portions of AAV vector into the genome. No lesions were observed in any mice at 24 weeks. The clinical significance of these findings is being evaluated to assure safe and appropriate use of BMN 307. To date, we have seen no evidence from our studies or scientific literature indicating these findings are translatable to humans, species other than mice or other gene therapy vectors. The durability study was one of multiple pre-clinical studies we conducted and was not designed to test safety. However, we promptly notified the FDA upon availability of the integration site analysis results. The FDA initiated a clinical hold shortly after being notified, and we announced the hold before the next business day after we were informed of the FDA’s decision. In February 2022, the FDA requested data from additional non-clinical studies to assess the theoretical oncogenic risk to human study participants, which is expected to take several quarters. We will communicate next steps for the program when available. Continued delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring our gene therapy product candidates to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our products.
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
As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early-stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. From time to time, we have and may in the future publish or report preliminary, initial or interim data from our clinical trials. Preliminary, initial or interim data from our clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data become available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
As of June 30, 2022, we had cash, cash equivalents and investments totaling $1.52 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In January 2016, we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to Palynziq, we are obligated to make certain payments to Merck Serono if sales and development milestones are achieved. As of June 30, 2022, the remaining milestone payments that may become payable include up to a maximum of €30 million, in cash, if future sales milestones are met with respect to Kuvan and Palynziq.
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
As of June 30, 2022, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank, N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments (the 2018 Credit Facility). In May 2021, we amended the 2018 Credit Facility to, among other things, extend the maturity date of the 2018 Credit Facility from October 18, 2021 to May 28, 2024. Our indebtedness may:
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
•the timing and delivery of shipments;
•our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis; and
•conditions affecting the cost and availability of raw materials, including inflation.
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
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. For example, Russia’s invasion of Ukraine and the related impacts to Ukraine’s infrastructure and healthcare system has significantly impacted our ability to provide our therapies to patients in Ukraine. Sanctions issued by the U.S. and other countries against Russia in response to the attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia.
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

against Russia in response to the invasion of Ukraine have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. Moreover, if we fail to comply with these laws and regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges and fines.
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

In the EU, materials we submit to the EMA in connection with our clinical trials that were traditionally regarded as confidential, proprietary information, such as study protocols, information regarding manufacturing methods and controls, and intermediate data analyses, are now subject to public disclosure. Moreover, clinical trial data submitted to the EMA in our MAAs are also available to the public. We are only permitted to redact from public disclosures commercially confidential information, a standard which is construed narrowly and subject to the interpretation and final decision of the EU regulatory authorities. EU regulations have resulted and will continue to result in the EMA’s public disclosure of certain of our proprietary information related to recently completed and future clinical trials and MAA submissions. The move toward public disclosure of such development information could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, increasing scrutiny of our product candidates and products, and enabling competitors to use our clinical trial information and data to gain approvals for their own products.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Biden administration and Congress have proposed, and future U.S. presidential administrations may propose, various U.S. federal tax law changes, which if enacted could have a material impact on our business operations and financial performance. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would make important changes to the international tax system, by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to threshold rules) and imposing a minimum effective tax rate on certain multinational enterprises. The implementation of any such rules would fundamentally change the international tax system. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Potential pecuniary fines for noncompliance with the GDPR may be up to the greater of €20 million or 4% of annual global revenue. The GDPR has increased our responsibility and liability in relation to personal data that we process and has increased our compliance costs. The EU regulations that make certain materials we submit to the EMA in connection with our clinical trials subject to public disclosure has increased the risk that we may unintentionally disclose personal information protected under the GDPR and thereby incur associated penalties and suffer reputational damage.
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
*We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations.
We rely significantly on our information technology systems to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse (whether intentional or inadvertent) of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our ability to manage and maintain our operations, inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack and other disruptions. Potential problems and interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems or those of any third parties in our supply chain, have occurred in the past and may affect our ability in the future to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, if inflation (such as that recently observed in the U.S. and elsewhere) or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counter parties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 4, 2022	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)