Form 10-Q
period 2022-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2022-10-28
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 185,848,915 shares of common stock, par value $0.001, outstanding as of October 25, 2022.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, KUVAN®, NAGLAZYME®, PALYNZIQ®, VIMIZIM® and VOXZOGO® are our registered trademarks. ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. ROCTAVIAN™ is a trademark of BioMarin Pharmaceutical Inc. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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
Risks Related to ROCTAVIAN
•Our ROCTAVIAN program is based on a gene therapy approach, which, as a novel technology, presents additional development and treatment risks in relation to our other, more traditional drug development programs.
•As compared to our other, more traditional products, ROCTAVIAN may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2022 and December 31, 2021
(In thousands, except share amounts)

	September 30, 2022	December 31, 2021 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$761,515	$587,276
Short-term investments	512,253	426,599
Accounts receivable, net	419,622	373,399
Inventory	839,460	776,669
Other current assets	149,851	110,442
Total current assets	2,682,701	2,274,385
Noncurrent assets:
Long-term investments	372,302	507,793
Property, plant and equipment, net	1,051,821	1,035,461
Intangible assets, net	354,024	388,652
Goodwill	196,199	196,199
Deferred tax assets	1,455,205	1,450,161
Other assets	151,788	152,121
Total assets	$6,264,040	$6,004,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$492,717	$498,265
Short-term contingent consideration	28,303	48,232
Total current liabilities	521,020	546,497
Noncurrent liabilities:
Long-term convertible debt, net	1,082,033	1,079,077
Long-term contingent consideration	—	15,167
Other long-term liabilities	92,473	98,361
Total liabilities	1,695,526	1,739,102
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 185,824,253 and 183,912,514 shares issued and outstanding, respectively	186	184
Additional paid-in capital	5,335,853	5,191,502
Company common stock held by the Nonqualified Deferred Compensation Plan	(9,325)	(9,689)
Accumulated other comprehensive income	30,749	14,432
Accumulated deficit	(788,949)	(930,759)
Total stockholders’ equity	4,568,514	4,265,670
Total liabilities and stockholders’ equity	$6,264,040	$6,004,772
(1)Certain December 31, 2021 balances have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Condensed Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2022 and 2021
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Net product revenues	$493,348	$393,840	$1,516,533	$1,348,279
Royalty and other revenues	11,996	14,902	41,968	48,186
Total revenues	505,344	408,742	1,558,501	1,396,465
OPERATING EXPENSES:
Cost of sales	116,288	103,537	356,379	350,765
Research and development	157,829	157,869	476,855	467,701
Selling, general and administrative	216,816	183,333	608,270	541,812
Intangible asset amortization and contingent consideration	16,828	17,222	50,935	52,648
Gain on sale of nonfinancial assets, net	—	—	(108,000)	—
Total operating expenses	507,761	461,961	1,384,439	1,412,926
INCOME (LOSS) FROM OPERATIONS	(2,417)	(53,219)	174,062	(16,461)

Interest income	4,999	1,827	9,324	8,737
Interest expense	(4,679)	(3,870)	(12,344)	(11,491)
Other income (expense), net	193	9,102	(3,908)	10,439
INCOME (LOSS) BEFORE INCOME TAXES	(1,904)	(46,160)	167,134	(8,776)
Provision for (benefit from) income taxes	4,748	(9,666)	25,324	(2,594)
NET INCOME (LOSS)	$(6,652)	$(36,494)	$141,810	$(6,182)
NET INCOME (LOSS) PER SHARE, BASIC	$(0.04)	$(0.20)	$0.77	$(0.03)
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.04)	$(0.20)	$0.75	$(0.03)
Weighted average common shares outstanding, basic	185,597	183,214	185,009	182,616
Weighted average common shares outstanding, diluted	185,597	183,214	192,252	182,616

COMPREHENSIVE INCOME (LOSS)	$5,625	$(25,316)	$158,127	$20,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2022 and 2021
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Shares of common stock, beginning balances (1)	185,453	183,322	183,913	181,741
Issuances under equity incentive plans	372	246	1,912	1,827
Shares of common stock, ending balances	185,825	183,568	185,825	183,568

Total stockholders' equity, beginning balances (1)	$4,504,808	$4,241,571	$4,270,741	$4,106,002
Adjustment related to correction of immaterial error (Note 1)	(5,071)	(5,071)	(5,071)	(5,071)
Adjusted beginning balance (1)	4,499,737	4,236,500	4,265,670	4,100,931
Common stock:
Beginning balances (1)	186	183	184	182
Issuances under equity incentive plans, net of tax	—	1	2	2
Ending balance	186	184	186	184
Additional paid-in capital:
Beginning balance (1)	5,272,666	5,083,831	5,191,502	4,993,407
Issuances under equity incentive plans, net of tax	6,847	(460)	(8,306)	(11,551)
Stock-based compensation	56,305	50,353	153,021	151,500
Common stock held by the Nonqualified Deferred Compensation Plan (the NQDC)	35	18	(364)	386
Ending balance	5,335,853	5,133,742	5,335,853	5,133,742
Company common stock held by the NQDC:
Beginning balance (1)	(9,290)	(10,207)	(9,689)	(9,839)
Common stock held by the NQDC	(35)	(18)	364	(386)
Ending balance	(9,325)	(10,225)	(9,325)	(10,225)
Accumulated other comprehensive income (loss):
Beginning balance (1)	18,472	(939)	14,432	(16,139)
Other comprehensive income (loss)	12,277	11,178	16,317	26,378
Ending balance	30,749	10,239	30,749	10,239
Accumulated Deficit:
Beginning balance (1)	(777,226)	(831,297)	(925,688)	(861,609)
Adjustment related to correction of immaterial error (Note 1)	(5,071)	(5,071)	(5,071)	(5,071)
Adjusted beginning balance (1)	(782,297)	(836,368)	(930,759)	(866,680)
Net income (loss)	(6,652)	(36,494)	141,810	(6,182)
Ending balance	(788,949)	(872,862)	(788,949)	(872,862)
Total stockholders' equity, ending balances	$4,568,514	$4,261,078	$4,568,514	$4,261,078
(1)The beginning balances for the nine-month periods were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022, except for the beginning balances of Accumulated Deficit and Total Stockholders’ Equity for the three and nine-month periods which have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Condensed Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2022 and 2021
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,810	$(6,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,416	82,053
Non-cash interest expense	3,089	3,114
Amortization of premium on investments	3,741	3,279
Stock-based compensation	149,574	153,372
Gain on sale of nonfinancial assets, net	(108,000)	—
Deferred income taxes	(743)	(12,020)
Unrealized foreign exchange gain	(16,075)	(1,347)
Non-cash changes in the fair value of contingent consideration	2,243	6,254
Other	(700)	(1,317)
Changes in operating assets and liabilities:
Accounts receivable, net	(53,752)	65,513
Inventory	(27,419)	(19,125)
Other current assets	(8,558)	27,029
Other assets	12,140	(407)
Accounts payable and other short-term liabilities	(2,398)	(7,129)
Other long-term liabilities	(3,252)	269
Net cash provided by operating activities	169,116	293,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(85,271)	(66,840)
Maturities and sales of investments	477,244	502,112
Purchases of investments	(457,382)	(737,144)
Proceeds from sale of nonfinancial assets	110,000	—
Purchase of intangible assets	(9,910)	(8,026)
Other	—	(994)
Net cash provided by (used in) investing activities	34,681	(310,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	43,866	32,877
Taxes paid related to net share settlement of equity awards	(50,696)	(44,428)
Payment of contingent consideration	(21,054)	—
Principal repayments of financing leases	(1,635)	(2,492)
Other	—	(401)
Net cash used in financing activities	(29,519)	(14,444)
Effect of exchange rate changes on cash	(39)	(35)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	174,239	(32,015)
Cash and cash equivalents:
Beginning of period	$587,276	$649,158
End of period	$761,515	$617,143
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$13,425	$15,531
Cash paid for interest	$6,575	$6,673
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(5,240)	$(7,690)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(224)	$9,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s portfolio consists of eight commercial products and multiple clinical and preclinical product candidates for the treatment of various diseases. ROCTAVIAN (formerly known as valoctocogene roxaparvovec) was granted conditional marketing approval in the European Union (EU) on August 24, 2022.

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements except for the transaction disclosed in Note 12 to these Condensed Consolidated Financial Statements.
Correction of Immaterial Error
During the three months ended September 30, 2022, the Company became aware of an unrecorded amount due to a third party following the January 2020 sale of the worldwide rights of Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome. The Company evaluated the materiality of the previously described error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that the error was not material to any individual current or prior period, nor did it have an effect on the Company’s trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Although the effect of the error was not material to the current or previously issued financial statements, the Company has corrected the accompanying Condensed Consolidated Balance Sheet and Statements of Stockholders Equity. The correction increased the fiscal year 2021 beginning balance of Accumulated Deficit and decreased Total Stockholders’ Equity by $5.1 million, and had the following impact on certain December 31, 2021 balances: an increase to Accounts Payable and Accrued Liabilities of $6.7 million, an increase to Deferred Tax Assets of $1.1 million, an increase to Other Assets of $0.4 million and a decrease to Other Long-term Liabilities of $0.1 million.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at September 30, 2022 and December 31, 2021.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$358,325	$—	$—	$358,325	$358,325	$—	$—

Level 2:
Money market instruments	347,274	—	—	347,274	347,274	—	—
Corporate debt securities	522,723	10	(14,622)	508,111	978	273,333	233,800
U.S. government agency securities	354,810	4	(4,377)	350,437	54,938	209,469	86,030
Commercial paper	29,461	1	(22)	29,440	—	29,440	—
Asset-backed securities	53,182	—	(699)	52,483	—	11	52,472
Subtotal	1,307,450	15	(19,720)	1,287,745	403,190	512,253	372,302
Total	$1,665,775	$15	$(19,720)	$1,646,070	$761,515	$512,253	$372,302

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
As of September 30, 2022, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s strategic investments was $23.7 million and $16.5 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$109,480	$80,269
Work-in-process	425,505	415,261
Finished goods	304,475	281,139
Total inventory	$839,460	$776,669
Property, Plant and Equipment, Net consisted of the following:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	September 30, 2022	December 31, 2021
Property, plant and equipment, gross	$1,834,220	$1,756,035
Accumulated depreciation	(782,399)	(720,574)
Total property, plant and equipment, net	$1,051,821	$1,035,461
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2022 was $8.7 million and $29.9 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2021 was $11.4 million and $35.7 million, respectively.
Intangible Assets, Net consisted of the following:

	September 30, 2022	December 31, 2021
Finite-lived intangible assets	$690,334	$677,350
Accumulated amortization	(336,310)	(288,698)
Net carrying value	$354,024	$388,652

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable and accrued operating expenses	$207,165	$199,678
Accrued compensation expense	161,112	204,446
Accrued rebates payable	71,653	47,987
Accrued royalties payable	14,487	15,215
Foreign currency exchange forward contracts	13,075	6,263
Lease liabilities	9,226	10,464
Accrued income taxes	7,573	1,213
Deferred revenue	415	6,956
Other	8,011	6,043
Total accounts payable and accrued liabilities	$492,717	$498,265
Supplemental Statement of Comprehensive Income (Loss) Information
Gain on Sale of Nonfinancial Assets, Net for the nine months ended September 30, 2022 consisted of the completed sale of a Rare Pediatric Disease Priority Review Voucher (PRV) the Company received from the Food and Drug Administration (FDA) in connection with the U.S. approval of VOXZOGO. As a result of the PRV sale, the Company recognized a $108.0 million net gain on sale of nonfinancial assets in the first quarter of 2022 in the Company's Consolidated Statement of Comprehensive Income.
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of September 30, 2022 and December 31, 2021. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of September 30, 2022 or December 31, 2021.

	Fair Value Measurements as of September 30, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,306	$—	$2,306
Other assets:
NQDC Plan assets	18,889	—	18,889
Restricted investments (1)	2,439	—	2,439
Total other assets	21,328	—	21,328
Total assets	$23,634	$—	$23,634
Liabilities:
Current liabilities:
NQDC Plan liability	$2,306	$—	$2,306
Contingent consideration	—	28,303	28,303
Total current liabilities	2,306	28,303	30,609
Other long-term liabilities:
NQDC Plan liability	18,889	—	18,889
Total liabilities	$21,195	$28,303	$49,498

	Fair Value Measurements as of December 31, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,043	$—	$2,043
Other assets:
NQDC Plan assets	23,929	—	23,929
Restricted investments (1)	2,940	—	2,940
Total other assets	26,869	—	26,869
Total assets	$28,912	$—	$28,912
Liabilities:
Current liabilities:
NQDC Plan liability	$2,043	$—	$2,043
Contingent consideration	—	48,232	48,232
Total current liabilities	2,043	48,232	50,275
Other long-term liabilities:
NQDC Plan liability	23,929	—	23,929
Contingent consideration	—	15,167	15,167
Total other long-term liabilities	23,929	15,167	39,096
Total liabilities	$25,972	$63,399	$89,371
(1)    The restricted investments at September 30, 2022 and December 31, 2021 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
There were no transfers between levels during the three and nine months ended September 30, 2022.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2021	$63,399
Milestone payments to Ares Trading S.A. (Merck Serono)	(33,293)
Realized foreign exchange gain on settlement of contingent consideration	(133)
Changes in fair value of contingent consideration	3,764
Foreign exchange remeasurement of Euro denominated contingent consideration	(5,434)
Contingent consideration as of September 30, 2022	$28,303
(5) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the impact of changes in the value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to two years. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Sell	$483,387	$740,667
Purchase	$99,212	$183,256

Derivatives not designated as hedging instruments:
Sell	$118,026	$113,257
Purchase	$5,812	$31,068

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$51,050	$17,357
Other assets	10,012	4,991
Subtotal	$61,062	$22,348

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$12,979	$5,487
Other long-term liabilities	2,226	1,378
Subtotal	$15,205	$6,865

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$81	$427
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$96	$776

Total Derivatives Assets	$61,143	$22,775
Total Derivatives Liabilities	$15,301	$7,641
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

	Three Months Ended September 30,
	2022		2021
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$493,348	$15,280	$393,840	$401
Operating expenses as reported	$507,761	$(3,936)	$461,961	$(268)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$6,572		$1,302

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30,
	2022		2021
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,516,533	$26,779	$1,348,279	$(5,034)
Operating expenses as reported	$1,384,439	$(7,115)	$1,412,926	$81

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$12,812		$2,310
As of September 30, 2022, the Company expects to reclassify unrealized gains of $38.2 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.
(6) DEBT
Convertible Notes
As of September 30, 2022, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2022	December 31, 2021
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(9,449)	(10,971)
2027 Notes, net	590,551	589,029

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(3,518)	(4,952)
2024 Notes, net	491,482	490,048

Total convertible debt, net	$1,082,033	$1,079,077

Fair value of fixed-rate convertible debt (1):
2027 Notes	$601,488	$625,122
2024 Notes	491,213	521,082
Total fair value of fixed-rate convertible debt	$1,092,701	$1,146,204
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest expense	$2,616	$2,617	$7,849	$7,849
Accretion of discount on convertible notes	838	835	2,511	2,503
Amortization of debt issuance costs	148	148	445	445
Total interest expense on convertible debt	$3,602	$3,600	$10,805	$10,797
See Note 10 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2022, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.
(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended September 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at June 30, 2022	$30,515	$(12,043)	$18,472
Other comprehensive income (loss) before reclassifications	26,698	(4,011)	22,687
Less: gain (loss) reclassified from AOCI	11,344	—	11,344
Tax effect	—	934	934
Net current-period other comprehensive income (loss)	15,354	(3,077)	12,277
AOCI balance at September 30, 2022	$45,869	$(15,120)	$30,749

	Three Months Ended September 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at June 30, 2021	$(2,760)	$1,821	$(939)
Other comprehensive income (loss) before reclassifications	11,914	(786)	11,128
Less: gain (loss) reclassified from AOCI	133	—	133
Tax effect	—	183	183
Net current-period other comprehensive income (loss)	11,781	(603)	11,178
AOCI balance at September 30, 2021	$9,021	$1,218	$10,239

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	49,728	(17,905)	31,823
Less: gain (loss) reclassified from AOCI	19,664	—	19,664
Tax effect	—	4,158	4,158
Net current-period other comprehensive income (loss)	30,064	(13,747)	16,317
AOCI balance at September 30, 2022	$45,869	$(15,120)	$30,749

	Nine Months Ended September 30, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$(16,139)
Other comprehensive income (loss) before reclassifications	24,096	(3,470)	20,626
Less: gain (loss) reclassified from AOCI	(4,953)	—	(4,953)
Tax effect	—	799	799
Net current-period other comprehensive income (loss)	29,049	(2,671)	26,378
AOCI balance at September 30, 2021	$9,021	$1,218	$10,239
For additional discussion of reclassifications from AOCI see Note 5 – Derivative Instruments and Hedging Strategies.
(8) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product revenues by product:
VIMIZIM	$155,470	$136,744	$511,735	$466,697
NAGLAZYME	99,506	71,172	343,320	297,321
PALYNZIQ	66,206	60,729	182,734	173,702
KUVAN	57,038	67,687	173,977	217,257
VOXZOGO	48,289	144	102,321	144
BRINEURA	37,793	32,984	111,691	90,641
Total net product revenues marketed by the Company	464,302	369,460	1,425,778	1,245,762
ALDURAZYME net product revenues marketed by Sanofi	29,046	24,380	90,755	102,517
Total net product revenues	493,348	393,840	1,516,533	1,348,279
Royalty and other revenues	11,996	14,902	41,968	48,186
Total revenues	$505,344	$408,742	$1,558,501	$1,396,465

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$176,552	$166,554	$497,205	$491,028
Europe	162,583	108,568	480,645	424,144
Latin America	60,791	38,958	213,246	140,911
Rest of world	64,376	55,380	234,682	189,679
Total net product revenues marketed by the Company	$464,302	$369,460	$1,425,778	$1,245,762
ALDURAZYME net product revenues marketed by Sanofi	29,046	24,380	90,755	102,517
Total net product revenues	$493,348	$393,840	$1,516,533	$1,348,279
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	15%	20%	16%	17%
Customer B	14%	16%	12%	14%
Customer C	10%	11%	9%	10%
Total	39%	47%	37%	41%
On a consolidated basis, two customers accounted for 23% and 15% of the Company’s September 30, 2022 accounts receivable balance, respectively, compared to December 31, 2021, when two customers accounted for 28% and 16% of the accounts receivable balance, respectively. As of September 30, 2022, and December 31, 2021, the accounts receivable balance for Sanofi included $65.3 million and $67.9 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company's global revenue sources and its business operations were impacted by the COVID-19 pandemic during the nine months ended September 30, 2022 and 2021, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and the Company anticipates a continued impact due to COVID-19 on its financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, supply chain disruptions and impacts of the ongoing COVID-19 pandemic, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in certain countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$4,361	$4,339	$13,449	$16,907
Research and development	17,055	17,866	47,878	56,199
Selling, general and administrative (SG&A)	33,247	26,821	88,247	80,266
Total stock-based compensation expense	$54,663	$49,026	$149,574	$153,372
(10) NET INCOME PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income (loss), basic	$(6,652)	$(36,494)	$141,810	$(6,182)
Add: Interest expense, net of tax, on the 2024 Notes	—	—	2,806	—
Net Income (loss), diluted	$(6,652)	$(36,494)	$144,616	$(6,182)
Denominator:
Weighted-average common shares outstanding, basic	185,597	183,214	185,009	182,616
Effect of dilutive securities:
Issuances under equity incentive plans	—	—	3,273	—
Common stock issuable under the 2024 Notes	—	—	3,970	—
Weighted-average common shares outstanding, diluted	185,597	183,214	192,252	182,616
Net income (loss) per common share, basic	$(0.04)	$(0.20)	$0.77	$(0.03)
Net income (loss) per common share, diluted	$(0.04)	$(0.20)	$0.75	$(0.03)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuances under equity incentive plans	12,221	12,720	8,948	12,720
Common stock issuable under the Company's convertible notes	8,335	8,335	4,365	8,335
Total number of potentially issuable shares	20,556	21,055	13,313	21,055

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
Contingent Payments
As of September 30, 2022, the Company was subject to contingent payments considered reasonably possible of $777.6 million, including $381.5 million related to an early-stage development program licensed from a third party in the fourth quarter of 2021 and $225.0 million related to an early-stage development program licensed from a third party in the second quarter of 2020.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain Research and Development (R&D) activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of September 30, 2022, such commitments were estimated at approximately $171.5 million. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.
(12) SUBSEQUENT EVENT
On October 6, 2022, the Company announced a plan to simplify its organizational design, which included a reduction in force of approximately 120 employees (representing approximately 4% of the Company’s global workforce). The reduction in force primarily impacts U.S. employees and is expected to be substantially completed by December 31, 2022. As a result of the reduction in force, the Company expects to incur total estimated pre-tax charges of approximately $20.0 million to $25.0 million representing cash expenditures for severance and employee termination benefits. The Company accrued $4.8 million in SG&A in the third quarter of 2022 and the remainder of the estimated charges are expected to be recorded in the fourth quarter of 2022.

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
Our portfolio consists of eight commercial therapies and multiple clinical and preclinical product candidates. A summary of our commercial products, as of September 30, 2022, is provided below:

Commercial Products	Indication
Products marketed by BioMarin:
VIMIZIM (elosulfase alpha)	MPS IVA (1)
NAGLAZYME (galsulfase)	MPS VI (2)
PALYNZIQ (pegvaliase-pqpz)	PKU (3)
KUVAN (sapropterin dihydrochloride)	PKU (4)
BRINEURA (cerliponase alfa)	CLN2 (5)
VOXZOGO (vosoritide)	Achondroplasia (6)
ROCTAVIAN (valoctocogene roxaparvovec) (7)	Severe Hemophilia A
Products not marketed by BioMarin:
ALDURAZYME (laronidase)	MPS I (8)
(1)For the treatment of Mucopolysaccharidosis IV Type A
(2)For the treatment of Mucopolysaccharidosis VI
(3)For adult patients with PKU
(4)For the treatment of phenylketonuria
(5)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2
(6)For the treatment of achondroplasia in children aged five years and older for the United States (U.S.), aged two years and older for the European Union (EU) and for various age ranges for other markets
(7)ROCTAVIAN (formerly known as valoctocogene roxaparvovec) for the treatment of adults with severe hemophilia A was conditionally approved by the European Commission (EC) in August 2022
(8)For the treatment of Mucopolysaccharidosis I

A summary of our on-going clinical development programs, as of September 30, 2022, is provided below:

Clinical Development Programs	Target Indication	Stage
ROCTAVIAN (1)	Severe Hemophilia A	Clinical Phase 3
BMN 255	Primary Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema	Clinical Phase 1/2
(1)In August 2022, the EC granted marketing approval for ROCTAVIAN in the EU; In October 2022, the U.S. Food and Drug Administration (FDA) accepted our resubmission of the Biologics License Application (BLA) for review

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$505.3	$408.7	$1,558.5	$1,396.5
Cost of sales	$116.3	$103.5	$356.4	$350.8
Research and development (R&D) expense	$157.8	$157.9	$476.9	$467.7
Selling, general and administrative (SG&A) expense	$216.8	$183.3	$608.3	$541.8
Gain on sale of nonfinancial assets, net	$—	$—	$(108.0)	$—
Provision for (benefit from) income taxes	$4.7	$(9.7)	$25.3	$(2.6)
Net income (loss)	$(6.7)	$(36.5)	$141.8	$(6.2)
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to the COVID-19 Pandemic
The COVID-19 pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by COVID-19 during the nine months ended September 30, 2022 and 2021, and we anticipate a continued impact on our financial results in 2022. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could continue to materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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
Continued Emphasis on Research and Development
New Product Launches, Approvals and Mid-stage Product Life Cycle Expansion Opportunities
•VOXZOGO: The global expansion of VOXZOGO is actively underway, with market access and reimbursement activities progressing as anticipated. As of September 30, 2022, we have seen worldwide increases in the number of children being treated with commercial VOXZOGO and in the number of active markets contributing to VOXZOGO sales.
During the third quarter, Voxzogo became commercially available in Japan resulting in meaningful contributions from the early launch.
During the third quarter, we held discussions with global regulatory health authorities regarding the favorable results from the Phase 2 randomized, double-blind, placebo-controlled VOXZOGO study in infants and young children up to five years of age with achondroplasia. Based on these interactions, we intend to submit supplemental marketing applications in the U.S. and EU by the end of 2022 to expand access to VOXZOGO treatment for this younger age group.
•ROCTAVIAN: Following EMA approval in the third quarter of 2022, the commercial launch of ROCTAVIAN is now underway. To determine eligibility for ROCTAVIAN, treating physicians in countries covered by the EMA approval can use a companion diagnostic (CDx) test to ensure that patients do not have pre-existing antibodies to AAV5. The CDx test is CE-marked and designed to ensure the highest safety standards for use in determining patient eligibility for treatment with ROCTAVIAN.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
On October 12, 2022, the FDA accepted our resubmission of the BLA for ROCTAVIAN with a current Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023. However, we anticipate three additional months of review may be necessary based on the number of data read-outs that will emerge during the procedure. The FDA recently communicated plans to hold an advisory committee meeting, but has yet to provide a date. If approved, ROCTAVIAN would be the first gene therapy in the U.S. for the treatment of severe hemophilia A.
At present, in the U.S. the Premarket Approval (PMA) application is under review at the Center for Devices and Radiological Health to support contemporaneous approval of a CDx test along with the ROCTAVIAN BLA.
Product expansion opportunities with ROCTAVIAN are supported by a number of clinical studies currently underway. The Phase 3b study to evaluate ROCTAVIAN with prophylactic corticosteroids has completed enrollment and is expected to read-out in early 2023. There are two additional studies: one investigating ROCTAVIAN treatment in those with active or prior inhibitors, as well as one study investigating ROCTAVIAN in people with pre-existing antibodies against AAV5.
Select Earlier-stage Development Portfolio
▪BMN 255 for primary hyperoxaluria type 1, a subset of chronic renal disease: We are proceeding with the multi-ascending dose phase of the First-in-Human study with BMN 255. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in certain people with chronic renal disease.
▪BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): Dosing continues in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE, including dose escalation to the 6e13vg/kg dose, which our non-clinical studies project to provide therapeutic levels of C1-inhibitor.
Reorganization Plan
On October 6, 2022, we announced our decision to redesign and simplify the organization to better focus investments that advance our Research and Development pipeline, maximize recent commercial launch success, prepare for a potential launch of ROCTAVIAN in the U.S., and drive core infrastructure optimization. As a result, there will be a reduction in force of approximately 120 employees (representing approximately 4% of our global workforce), most of whom are from our U.S. operations. We expect to incur pre-tax severance and employee termination benefit charges of approximately $20.0 million to $25.0 million, of which $4.8 million was recorded in the third quarter of 2022 with the remainder expected to be recorded in the fourth quarter of 2022.
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
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2022, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net product revenues by product:
VIMIZIM	$155.5	$136.9	$18.6	$511.7	$466.8	$44.9
NAGLAZYME	99.5	71.2	28.3	343.3	297.3	46.0
PALYNZIQ	66.2	60.7	5.5	182.7	173.7	9.0
KUVAN	57.0	67.7	(10.7)	174.0	217.3	(43.3)
VOXZOGO	48.3	0.1	48.2	102.3	0.1	102.2
BRINEURA	37.8	32.9	4.9	111.7	90.6	21.1
Total net product revenues marketed by BioMarin	$464.3	$369.5	$94.8	$1,425.7	$1,245.8	$179.9
ALDURAZYME net product revenues marketed by Sanofi	29.0	24.4	4.6	90.8	102.5	(11.7)
Total net product revenues	$493.3	$393.9	$99.4	$1,516.5	$1,348.3	$168.2
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
The increase in Net Product Revenues for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributed to the following:
•VOXZOGO: ramp up of commercial sales due to new patients initiating therapy globally following regulatory approvals in late 2021 and 2022; and
•VIMIZIM and NAGLAZYME: higher product sales primarily attributed to the timing of orders in countries that place large government orders, particularly in Europe and Latin America and new patients initiating therapy in Europe and the Middle East; partially offset by
•KUVAN: lower sales primarily attributed to increasing generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020. We anticipated and prepared for this loss of exclusivity and the reduction in our market share, as well as the adverse effect on our revenues and results of operations. We expect to continue to experience adverse effects on our market share and revenues in the future due to the loss of exclusivity in the U.S., patent challenges in the EU, and the contracting sapropterin dihydrochloride market.
The increase in Net Product Revenues for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributed to the following:
•VOXZOGO: ramp up of commercial sales due to new patients initiating therapy globally;
•VIMIZIM and NAGLAZYME: higher product sales primarily attributed to timing of orders in countries that place large government orders, particularly in Latin America, the Middle East and Europe and new patients initiating therapy; and
•BRINEURA: higher sales primarily due to new patients initiating therapy in Europe and U.S.; partially offset by
•KUVAN: lower sales primarily attributed to increasing generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020.
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
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Sales denominated in USD	$239.2	$220.5	$18.7	$739.8	$732.5	$7.3
Sales denominated in foreign currencies	254.1	173.4	80.7	776.7	615.8	160.9
Total net product revenues	$493.3	$393.9	$99.4	$1,516.5	$1,348.3	$168.2

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(18.1)	$(0.7)	$(17.4)	$(40.6)	$1.8	$(42.4)
The unfavorable impact for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily driven by weakness relative to the USD associated with the Euro, currencies from certain Latin American markets, Japanese Yen and Turkish Lira.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Royalty and other revenues	$12.0	$14.9	$(2.9)	$42.0	$48.2	$(6.2)
The decrease in Royalty and Other Revenues for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to lower license revenues earned from third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$505.3	$408.7	$96.6	$1,558.5	$1,396.5	$162.0
Cost of sales	$116.3	$103.5	$12.8	$356.4	$350.8	$5.6
Gross margin	77.0%	74.7%	2.3%	77.1%	74.9%	2.2%
Cost of Sales increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to increased sales volumes. Gross margin increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to lower per unit manufacturing costs, lower inventory reserves, and higher sales volume of products with higher margins.
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
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Research and early development	$62.6	$61.7	$0.9	$188.3	$158.0	$30.3
ROCTAVIAN	29.0	29.1	(0.1)	90.7	84.0	6.7
Other approved products	29.4	25.8	3.6	86.4	80.5	5.9
VOXZOGO	22.5	26.1	(3.6)	76.9	99.0	(22.1)
BMN 331	8.4	9.1	(0.7)	21.9	28.3	(6.4)
BMN 255	2.3	2.9	(0.6)	6.8	7.1	(0.3)
Other	3.6	3.2	0.4	5.9	10.8	(4.9)
Total R&D expense	$157.8	$157.9	$(0.1)	$476.9	$467.7	$9.2
R&D expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was flat.
The increase in R&D expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the following:
•higher spend in research and early development programs due to increased pre-clinical activities and IND-enabling studies for planned IND filings; partially offset by
•a decrease in VOXZOGO related expenses due to capitalization of manufacturing costs and lower costs related to regulatory activities following the regulatory approvals in the third and fourth quarters of 2021.

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
SG&A expenses consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
S&M expense	$111.3	$97.0	$14.3	$325.7	$292.0	$33.7
G&A expense	105.5	86.3	19.2	282.6	249.8	32.8
Total SG&A expense	$216.8	$183.3	$33.5	$608.3	$541.8	$66.5

S&M expenses by product were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
PKU Products (KUVAN and PALYNZIQ)	$30.8	$29.9	$0.9	$91.5	$91.9	$(0.4)
VOXZOGO	26.5	18.5	8.0	72.5	52.9	19.6
MPS Products (ALDURAZYME, NAGLAZYME and VIMIZIM)	23.6	23.9	(0.3)	75.0	76.0	(1.0)
ROCTAVIAN	18.4	13.1	5.3	52.6	37.6	15.0
BRINEURA	7.9	8.9	(1.0)	23.0	26.1	(3.1)
Other	4.1	2.7	1.4	11.1	7.5	3.6
Total S&M expense	$111.3	$97.0	$14.3	$325.7	$292.0	$33.7
The increase in S&M expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily a result of increased activities in support of the VOXZOGO commercial launch following EU and U.S. regulatory approvals in the latter half of 2021 and an increase in ROCTAVIAN commercial launch preparation activities.
The increase in G&A expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to increased severance, employee termination benefits and external costs related to our reorganization plan, the impact from the revaluation of non-USD denominated assets and liabilities and legal expenses, partially offset by lower idle plant time related to maintaining our gene therapy manufacturing facility.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Changes in the fair value of contingent consideration	$0.9	$1.8	$(0.9)	$3.8	$6.3	$(2.5)
Amortization of intangible assets	15.9	15.4	0.5	47.1	46.3	0.8
Total intangible asset amortization and contingent consideration	$16.8	$17.2	$(0.4)	$50.9	$52.6	$(1.7)

Gain on sale of nonfinancial assets, net	$—	$—	$—	$108.0	$—	$108.0
Fair value of contingent consideration – the decrease in the fair value of contingent consideration for the three and nine months ended September 30, 2022 as compared to September 30, 2021 was attributable to the attainment of a €30 million milestone in the first quarter of 2022.
Amortization of intangible assets – the expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was relatively flat.
Gain on Sale of Nonfinancial Assets, Net – the increase in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to the sale in the first quarter of 2022 of the Priority Review Voucher (PRV) that we received in connection with the FDA approval of VOXZOGO in 2021. In exchange for the PRV, we received lump sum payment of $110.0 million, which was recognized as a gain on the sale of intangible assets, net of broker fees.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest income	$5.0	$1.8	$3.2	$9.3	$8.7	$0.6
The increase in Interest Income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to higher interest rates and total portfolio returns. Interest Income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was relatively flat. We expect Interest Income to increase over the next 12 months due to anticipated higher interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest expense	$4.7	$3.9	$0.8	$12.3	$11.5	$0.8
Interest Expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was relatively flat. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net	$0.2	$9.1	$(8.9)	$(3.9)	$10.4	$(14.3)
The decrease in Other Income (Expense), Net for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the absence of insurance proceeds received in the third quarter of 2021 that were in excess of direct costs incurred. The decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was also attributed to the loss on the fair value of assets held in our nonqualified deferred compensation plan.
Provision for (Benefit from) Income Taxes
The following table summarizes our Provision for Income Taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Provision for (benefit from) income taxes	$4.7	$(9.7)	$14.4	$25.3	$(2.6)	$27.9

The increase in the income tax provision for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to taxes on higher income recognized and projected for 2022, which includes income recognized in the first quarter of 2022 from the sale of the PRV.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$761.5	$587.3	$174.2
Short-term investments	512.3	426.6	85.7
Long-term investments	372.3	507.8	(135.5)
Cash, cash equivalents and investments	$1,646.1	$1,521.7	$124.4
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, supply chain disruptions and impacts of the ongoing COVID-19 pandemic, could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$169.1	$293.4	$(124.3)
Net cash provided by (used in) investing activities	$34.7	$(310.9)	$345.6
Net cash used in financing activities	$(29.5)	$(14.4)	$(15.1)
The decrease in net cash provided by operating activities in the nine months ended September 30, 2022 compared to September 30, 2021 was primarily attributed to the timing of cash receipts from our customers and the absence of a tax refund received in 2021.
The increase in net cash provided by investing activities in the nine months ended September 30, 2022 compared to September 30, 2021 was primarily attributable to lower net purchases of investments and the $110.0 million proceeds from the sale of PRV in the first quarter of 2022.
The increase in net cash used in financing activities in the nine months ended September 30, 2022 compared to September 30, 2021 was primarily attributed to the payment in 2022 to a third party related to our achievement of a PKU sales milestone.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of September 30, 2022 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of September 30, 2022, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt see, Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2021.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2022, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of September 30, 2022 were as follows:

Since Program Inception

ROCTAVIAN	$915.8
VOXZOGO	$776.9
BMN 331	$101.9
BMN 255	$32.7
Other approved products	$2,459.6
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
Purchase Obligations
As of September 30, 2022, we had obligations of approximately $171.5 million, which primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. Of this amount, $99.7 million is expected to be paid in 2023.
Contingent Consideration
As of September 30, 2022, we had $28.3 million of acquisition-related contingent consideration on our Condensed Consolidated Balance Sheet, all of which was Euro denominated and short term. Of this amount, we expect to pay the USD equivalent of €15 million in cash in the fourth quarter of 2022 to Merck Serono related to our achievement of a PKU sales milestone in the third quarter of 2022. For additional information related to our obligation to Merck Serono related to a 2016 arrangement, see Note 17 to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Obligations
As of September 30, 2022, we expect to pay severance and employee termination benefits of approximately $20.0 million to $25.0 million during the fourth quarter of 2022 related to our reorganization plan announced on October 6, 2022.
Our lease, contingent obligations and unrecognized tax benefits as of September 30, 2022 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2022 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2022.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. Trial is scheduled to begin on April 15, 2024. We believe that the claims have no merit and we intend to vigorously defend this action.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022, which is fully briefed. The Court has taken the motion under submission. We believe that the claims have no merit and we intend to vigorously defend this action.

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

*If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely) or commercialize their products before we do. With respect to ROCTAVIAN, which has been conditionally approved in the EU and may be approved in the U.S. and other markets in the future, we face a highly developed and competitive market for hemophilia A treatments. As we commercialize ROCTAVIAN, we may face intense competition from large pharmaceutical companies with extensive resources and established relationships in the hemophilia A community. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

*Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.

Even if our product candidates are approved, if doctors elect a course of treatment which does not include our products, this decision would reduce demand for our products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as ALDURAZYME, NAGLAZYME, and VIMIZIM in MPS diseases, could be greatly reduced. Moreover, even with the regulatory approval we recently received in the EU and regardless of whether we obtain additional regulatory approvals for ROCTAVIAN in the U.S. or other markets, the commercial success of ROCTAVIAN will still depend, in part, on the acceptance of physicians, patients and healthcare payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost effective and safe. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

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

We have in the past and may in the future enter into licensing arrangements with third parties. It is possible that we may not achieve financial or strategic benefits that justify a specific license, or we may otherwise not realize the benefits of such licensing arrangement. Further, licensing arrangements impose various diligence, milestone and royalty payment and other obligations on us. If we fail to comply with our obligations under any current or future licenses, our licensors may have the right to terminate these license agreements, which could harm our business prospects, financial condition and results of operations. Further, counterparties to our license agreements have in the past alleged and may in the future allege that we have breached a license agreement, which can result in litigation or other disputes that can divert management’s attention away from our business and require us to expend resources, as well as potentially having to negotiate new or reinstated licenses with less favorable terms. Any such situation could adversely affect our business, financial condition, and results of operations.

Regulatory Risks

*If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenues from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.

We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in the EU, we must obtain approval from the European Commission (EC), based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA. The FDA and EC approval processes are typically lengthy and expensive, and approval is never certain. To obtain regulatory approval, we must first show that our product candidates are safe and effective for target indications through preclinical studies and clinical trials. Preclinical studies and clinical development are long, expensive and uncertain processes. Completion of clinical trials may take several years, and failure may occur at any stage of development. The length of time required varies substantially according to the type, complexity, novelty and intended use of a product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory authority will mean that other authorities will also approve the same product candidate. For example, the EC’s conditional approval of ROCTAVIAN in August 2022 does not guarantee that the FDA will approve the same drug. Similarly, in the EU, a positive CHMP opinion for approval of a product candidate does not guarantee that the EC will approve a drug. Moreover, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

We may experience challenges specific to gene therapy that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in October 2020, it was reported that the Director of the Center for Biologics Evaluation and Research, the center of the FDA responsible for reviewing marketing applications for gene therapies, stated that the FDA will assess the importance of durability of effect differently for a gene therapy that treats a disease that has no other available therapies versus a condition for which there are multiple approved treatments. Additionally, in September 2021, the FDA held a Cellular, Tissue, and Gene Therapies Advisory Committee (CTGTAC) to discuss toxicity risks of adeno-associated virus (AAV) vectors for gene therapy and to seek the CTGTAC’s insight into strategies to evaluate and mitigate risks in the context of AAV vector-based product design and quality, preclinical studies, and clinical trials. ROCTAVIAN and BMN 307 are AAV vector-based product candidates.

Regulatory agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of ROCTAVIAN. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. In the third quarter of 2022, we resubmitted our BLA, and the FDA subsequently accepted our submission with a Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2022. Typically, BLA resubmissions are followed by a six-month review procedure. However, we anticipate three additional months of review may be necessary based on the number of data read-outs that will emerge during the procedure. With respect to BMN 307, in September 2021, the FDA placed a clinical hold on our PHEarless study. The hold was based on pre-clinical study findings from a model designed to understand the durability of BMN 307 activity in mice bearing two germline mutations, one rendering the mice immunodeficient. Of 63 animals treated, six of seven animals administered BMN 307 at the highest dose group (2e14 Vg/kg) had tumors on liver necropsy 52 weeks after dosing with evidence for integration of portions of AAV vector into the genome. No lesions were observed in any mice at 24 weeks. The clinical significance of these findings is being evaluated to assure safe and appropriate use of BMN 307. To date, we have seen no evidence from our studies or scientific literature indicating these findings are translatable to humans, species other than mice or other gene therapy vectors. The durability study was one of multiple pre-clinical studies we conducted and was not designed to test safety. However, we promptly notified the FDA upon availability of the integration site analysis results. The FDA initiated a clinical hold shortly after being notified, and we announced the hold before the next business day after we were informed of the FDA’s decision. In February 2022, the FDA requested data from additional non-clinical studies to assess the theoretical oncogenic risk to human study participants, which is expected to take several quarters. We will communicate next steps for the program when available. Continued delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring our gene therapy product candidates to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our products.

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

ALDURAZYME, BRINEURA, KUVAN, NAGLAZYME and VIMIZIM have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, PALYNZIQ has received regulatory approval to be commercially marketed in the U.S., the EU, and Australia. VOXZOGO has received regulatory approval to be commercially marketed in the U.S., the EU, and Brazil. ROCTAVIAN has received conditional approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.

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

Risks Related to ROCTAVIAN

Our ROCTAVIAN program is based on a gene therapy approach, which, as a novel technology, presents additional development and treatment risks in relation to our other, more traditional drug development programs.

In addition to the risks set forth in this Risk Factors section associated with developing more traditional pharmaceutical drugs, there are additional, unique development and treatment risks associated with gene therapy products like our product candidate ROCTAVIAN. The goal of gene therapy is to be able to correct an inborn genetic defect through administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too little or too much of the desired protein or RNA. Although administration of a gene therapy product like our product candidate ROCTAVIAN is intended to correct an inborn genetic defect for at least several years, there is a risk that the therapeutic effect will not be durable and production of the desired protein or RNA will decrease more quickly or cease entirely earlier than expected. If the therapeutic effect decreases significantly or ceases entirely, it is uncertain whether redosing is possible or would be effective. Furthermore, because gene therapy treatment is irreversible, there may be challenges in managing side effects, particularly those caused by potential overproduction of the desired protein. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

*As compared to our other, more traditional products, ROCTAVIAN may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product.

In addition to the risks set forth in this Risk Factors section associated with commercializing more traditional pharmaceutical drugs, there are additional, unique commercial risks associated with gene therapy products like our product ROCTAVIAN. Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we face uncertainty with respect to the pricing, coverage and reimbursement of ROCTAVIAN in the EU, and expect to face the same uncertainties in the U.S. and other countries, if approved in such markets. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of ROCTAVIAN to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payers will be essential for the vast majority of patients to be able to afford ROCTAVIAN. Accordingly, sales of ROCTAVIAN, will depend substantially on the extent to which its cost will be paid by third-party payers. Even if coverage is provided, the reimbursement amounts approved by third-party payers may not be high enough to allow us to realize sufficient revenues from our investment in the development of ROCTAVIAN.

We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. The commercial success of ROCTAVIAN will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of ROCTAVIAN until the product candidate has been on the market for a certain amount of time. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, ROCTAVIAN.

We have implemented data access plans for our main clinical trials of ROCTAVIAN, which restrict our management’s review of emerging key efficacy data from these trials. Without access to this ongoing data, management does not have the ability to adjust the trials based on such emerging data, which could adversely impact the ultimate outcome of these trials.

In order to preserve the scientific integrity of our main ROCTAVIAN clinical trials and to allow us to only report on data at intervals that we believe will be meaningful to investors, we have implemented data access plans related to these ongoing open-label trials, which plans are designed to significantly mirror blinded trials. Pursuant to the plans, the ongoing emerging data for key endpoints are generally not accessed by us, with the exception that certain specific data points are reviewed by a small group of medical personnel monitoring and managing the trials, and then, only to the extent necessary to allow them to perform their monitoring responsibilities. As we disclose and publicly discuss prior data from one of these trials, such discussions do not incorporate any of the currently emerging data that are being collected and reviewed by personnel monitoring the trial and, accordingly, this prior data may differ significantly from more recent data that are only available to such personnel. Further, because our management does not have access to any of the ongoing key efficacy data and does not have the ability to adjust the trials based on such emerging data, the data access plans could adversely impact the ultimate outcome of the trials.
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
As of September 30, 2022, we had cash, cash equivalents and investments totaling $1.65 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In January 2016, we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to KUVAN and the Termination Agreement related to PALYNZIQ, we are obligated to make certain payments to Merck Serono if sales and development milestones are achieved. As of September 30, 2022, the remaining milestone payments that may become payable include up to a maximum of €30 million, in cash, if future sales milestones are met with respect to KUVAN and PALYNZIQ.
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
•Sanofi’s ability to continue to successfully commercialize ALDURAZYME; and
•whether our convertible debt is converted to common stock in the future.
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
As of September 30, 2022, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank, N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments (the 2018 Credit Facility). In May 2021, we amended the 2018 Credit Facility to, among other things, extend the maturity date of the 2018 Credit Facility from October 18, 2021 to May 28, 2024. Our indebtedness may:
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
Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA, and other comparable EU and other international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has received a good manufacturing practice certificate from the EMA for the manufacture and distribution of ROCTAVIAN in the EU, been approved by the FDA and the EC for the manufacture of PALYNZIQ, and been approved by the FDA, the EC, and health agencies in other countries for the manufacture of ALDURAZYME, BRINEURA, NAGLAZYME, VIMIZIM and VOXZOGO. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of VIMIZIM and BRINEURA. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

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
With respect to ROCTAVIAN, gene therapy products are relatively novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. We invested a considerable amount of capital building our own commercial gene therapy manufacturing facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. As we develop, seek to optimize and operate the ROCTAVIAN manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all, or commercializing ROCTAVIAN on a profitable basis, if at all.
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

A significant portion of the sales of ALDURAZYME, BRINEURA, KUVAN, NAGLAZYME, PALYNZIQ and VIMIZIM are generated from countries other than the U.S. Similarly, we expect a significant portion of the sales of ROCTAVIAN and VOXZOGO to be generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as ROCTAVIAN, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:

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

Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in September 2020, after a substantial drop in our stock price that followed an announcement providing a regulatory update regarding ROCTAVIAN, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false or misleading statements. In addition, in October 2021, after a drop in our stock price that followed an announcement providing a regulatory update regarding BMN 307, we and certain of our current and former officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false or misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.

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

*Our success depends on our ability to manage our growth.

Our two newest products, VOXZOGO and ROCTAVIAN, address potentially larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.

*New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for ALDURAZYME, NAGLAZYME, VOXZOGO and PALYNZIQ and is one of two manufacturing facilities for BRINEURA and VIMIZIM. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support ROCTAVIAN clinical development activities and the anticipated commercial demand for ROCTAVIAN following its recent approval by EC and to the extent it receives approval by the FDA or other regulatory authorities. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.

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

10.1*	Second Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted October 4, 2022

10.2*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 28, 2022	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)