Form 10-K
period 2022-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2023-02-27
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $9.0 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 16, 2023, the registrant had 186,528,784 shares of common stock, par value $0.001, outstanding.
Documents Incorporated by Reference: Specified portions of the registrant's definitive proxy statement for the registrant's 2023 annual meeting of stockholders, which will be filed with the Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2022, are incorporated by reference under Part III of this Annual Report on Form 10-K.

BIOMARIN PHARMACEUTICAL INC.
2022 FORM 10-K ANNUAL REPORT

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, KUVAN®, NAGLAZYME®, PALYNZIQ®, VIMIZIM® and VOXZOGO® are our registered trademarks. ROCTAVIAN™ is a trademark of BioMarin Pharmaceutical Inc. ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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
•If we do not achieve our projected development goals in the timeframes we announce or fail to achieve such goals, the commercialization of our product candidates may be delayed or never occur and the credibility of our management may be adversely affected and, as a result, our stock price may decline.
Regulatory Risks
•If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenues from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.

•Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenues from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
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
Risks Related to Our Gene Therapy Programs
•Our gene therapy products and product candidates are based on a novel technology, which presents additional development, manufacturing, regulatory and treatment risks in relation to our other, more traditional drug development programs.
•As compared to our other, more traditional products, gene therapy products may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product.
Financial and Financing Risks
•If we incur operating losses or are unable to sustain positive cash flows for a period longer than anticipated, we may be unable to continue our operations at planned levels and may be forced to reduce our operations.
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
•Our international operations pose currency risks, which may adversely affect our operating results and net income.
Intellectual Property Risks
•If we are unable to protect our intellectual property, we may not be able to compete effectively or preserve our market shares.
•Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

Part I
Item 1. Business
Overview
Founded in 1997, BioMarin Pharmaceutical Inc. (BioMarin, we, us or our) is a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options.
Recent Developments
In 2022, we achieved nearly $2.1 billion in total revenues, including a significant contribution from our ongoing launch of VOXZOGO, and we continued making important advancements in our product development pipeline. Our key business developments since the beginning of 2022 include the conditional approval of ROCTAVIAN (formerly referred to as valoctocogene roxaparvovec) in the European Union (EU) for the treatment of severe hemophilia A in adult patients, our release of positive three-year data from our Phase 3 study of ROCTAVIAN, the acceptance by the U.S. Food and Drug Administration (FDA) of our resubmission of the Biologics License Application (BLA) for ROCTAVIAN, and approvals of VOXZOGO in Australia for patients with achondroplasia ages two and older and in Japan for children with achondroplasia of all ages. We also continued progress in our earlier stage clinical programs, BMN 255 for the treatment of hyperoxaluria in chronic liver disease and BMN 331, a gene therapy product candidate for Hereditary Angioedema (HAE). Please see the disclosures below in this Part I, Item 1 of this Annual Report on Form 10-K for further discussion of these recent developments.
Commercial Products
A summary of our commercial products is provided below:

Commercial Products	Indication	2022 Net Product Revenues
Products marketed by BioMarin:
VIMIZIM (elosulfase alpha)	MPS (1) IVA	$663.8
NAGLAZYME (galsulfase)	MPS VI	$443.8
PALYNZIQ (pegvaliase-pqpz)(2)	PKU	$255.0
KUVAN (sapropterin dihydrochloride)	PKU	$227.6
VOXZOGO (vosoritide)	Achondroplasia(3)	$169.1
BRINEURA (cerliponase alfa)	CLN2 (4)	$154.3
ROCTAVIAN (valoctocogene roxaparvovec)(5)	Severe Hemophilia A	$—
Products not marketed by BioMarin:
ALDURAZYME (laronidase) (6)	MPS I	$128.4
(1)    Mucopolysaccharidosis
(2)    For the treatment of adult patients with phenylketonuria (PKU)
(3)    For the treatment of achondroplasia in children aged five years and older for the U.S., aged two years and older for the EU and for various age ranges for other markets. For more information, see “VOXZOGO” below.
(4)    Neuronal ceroid lipofuscinosis type 2
(5)    The European Commission (EC) conditionally approved ROCTAVIAN in the third quarter of 2022, but no sales occurred in 2022. For more information, see “ROCTAVIAN” below.
(6)    Marketed by Sanofi
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
PALYNZIQ
PALYNZIQ is a PEGylated recombinant phenylalanine (Phe) ammonia lyase enzyme, which is delivered through subcutaneous injection to reduce blood Phe concentrations. PALYNZIQ is our second approved treatment for PKU. PALYNZIQ is approved for marketing in the U.S. for adult patients with PKU who have uncontrolled blood Phe concentrations greater than 600 micromol/L on existing management. PALYNZIQ is also approved for marketing in the EU and Australia for patients ages 16 and older who have inadequate blood Phe control (blood Phe concentrations greater than 600 micromol/L) despite prior management with available treatment options.
In the U.S., PALYNZIQ is only available through the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:
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

Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the EMA or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets.
VOXZOGO
VOXZOGO is a once daily injection analog of C-type Natriuretic Peptide (CNP) for the treatment of achondroplasia, the most common form of disproportionate short stature in humans. In patients with achondroplasia, endochondral bone growth, an essential process by which bone tissue is created, is negatively regulated due to a gain of function mutation in fibroblast growth factor receptor 3 gene (FGFR3). VOXZOGO acts as a positive regulator of the signaling pathway downstream of FGFR3 to promote endochondral bone growth.
VOXZOGO is approved for marketing in the EU, Australia and Brazil for patients with achondroplasia ages two and older with open growth plates and in Japan for children with achondroplasia of all ages with open growth plates. The FDA granted accelerated approval for the use of VOXZOGO in the U.S. for patients with achondroplasia ages five and older with open growth plates. The FDA issued us a Rare Pediatric Disease Priority Review Voucher (PRV) in connection with VOXZOGO’s accelerated approval, which confers priority review to a subsequent drug application that would not otherwise qualify for priority review. The PRV program is designed to encourage development of new drugs and biologics for the treatment of rare pediatric diseases. In the first quarter of 2022, we sold the PRV we obtained in connection with VOXZOGO’s accelerated approval for a gross lump sum payment of $110.0 million.
We continue to research VOXZOGO’s safety and effectiveness in children with achondroplasia. On February 23, 2022, we announced results from our Phase 2 randomized, double-blind, placebo-controlled clinical trial of VOXZOGO in infants and young children up to five years of age with achondroplasia, and on June 13, 2022, we announced additional details from the analysis. Results at 52 weeks trended in favor of VOXZOGO compared to placebo on height (adjusted for age and gender) and annualized growth velocity, consistent with improvements previously observed after one year of treatment in children over five years of age and without significantly impacting upper-to-lower body segment ratio. The safety profile was generally consistent with older children from the Phase 3 study and product label population. Serious adverse events (SAEs) were higher in the placebo group (18%) compared to children treated with VOXZOGO (7%). All SAEs, including a fatal respiratory arrest (reported as a sudden infant death syndrome in a treated infant with pre-existing respiratory morbidity), were deemed by the study investigators to be unrelated to treatment. The most common adverse events were mild and self-limiting injection site reactions. As part of our efforts to expand access to VOXZOGO for younger children, on January 3, 2023, we announced that we submitted, and the EMA subsequently validated, our Type II Variation application to extend the indication for VOXZOGO in the EU to treat children with achondroplasia under the age of 2. We also announced that we submitted a supplemental New Drug Application (NDA) to the FDA to treat children with achondroplasia under the age of 5. Additionally, on August 3, 2022, we announced our interventional Phase 2 study with VOXZOGO for the treatment of infants under the age of two who are at risk for foramen magnum compression completed enrollment. The study is investigating the safety of VOXZOGO in infants at risk of requiring surgery to alleviate compression at the foramen magnum, the opening in the base of the skull through which the spinal cord passes.
Moreover, we are evaluating VOXZOGO as a potential treatment for children with other genetic short stature conditions beyond achondroplasia. A 52-week investigator-initiated study sponsored by Children's National Hospital in Washington, D.C. to investigate VOXZOGO in children with selected genetic forms of short stature is ongoing and expected to complete in 2023. Preliminary 6-month results from 12 subjects demonstrated a positive response in all subgroups with interindividual variability.
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

ROCTAVIAN
ROCTAVIAN is an adeno associated virus (AAV5) vector gene therapy designed to restore factor VIII plasma concentrations in patients with severe hemophilia A. Hemophilia A, also called factor VIII deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. According to the World Federation of Hemophilia rankings of severity of hemophilia A, the normal range of factor VIII activity levels is between 50% and 150%, expressed as a percentage of normal factor activity in blood, the mild hemophilia A range of factor VIII activity levels is between 5% and 40%, the moderate hemophilia A range of factor VIII activity levels is between 1% and 5%, and the severe hemophilia range of factor VIII activity levels is less than 1%. People living with hemophilia A are not able to form blood clots efficiently and are at risk for excessive bleeding from modest injuries, potentially endangering their lives. People with severe hemophilia often bleed spontaneously into their muscles or joints.
Our European launch of ROCTAVIAN is underway following ROCTAVIAN'S conditional approval for marketing in the EU in August 2022 for the treatment of severe hemophilia A in adult patients without a history of factor VIII inhibitors and without detectable antibodies to AAV5. We plan to provide the EMA further clinical data to convert our conditional approval to a standard marketing authorization. Please see “Government Regulation – Adaptive Pathways” in this Annual Report on Form 10-K for additional information on conditional marketing authorizations. Moreover, we completed outcomes-based agreements (OBAs) for ROCTAVIAN with third-party payers in Germany, which make us subject to potential repayments if a patient does not respond to therapy or the therapeutic effect of the drug falls below specified thresholds. We continue to collaborate with other payers to secure additional OBAs for ROCTAVIAN, which are intended to assist payers with realizing the value and sharing the risk of a one-time treatment.
On October 12, 2022, we announced that the FDA accepted for review our resubmission of the BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. The BLA resubmission incorporates our responses to all deficiencies identified in the FDA’s August 2020 Complete Response Letter to our original BLA submission. The Prescription Drug User Fee Act (PDUFA) target action date for the resubmitted BLA is March 31, 2023. Typically, BLA resubmissions are followed by a six-month review procedure. However, three additional months of review may be necessary in connection with our recent submission to the FDA of data from our three-year analysis of the global Phase 3 study of ROCTAVIAN, as discussed below. Additionally, the FDA completed a Pre-License Inspection of the ROCTAVIAN manufacturing facility in early December 2022. We have provided responses to the FDA’s comments and observations received at the close of the inspection, and we believe all are addressable.
On May 31, 2022, we announced an update to our previously reported results of an open-label Phase 1/2 study of ROCTAVIAN for the treatment of adults with severe hemophilia A. The six-year update for the 6e13 vg/kg and five-year update for the 4e13 vg/kg cohorts showed a sustained treatment benefit of ROCTAVIAN. All participants, except one in the 4e13 vg/kg cohort as discussed below, had remained off prophylactic factor VIII treatment since receiving their single dose of ROCTAVIAN. Six months prior to the data cut, one participant in the 4e13 vg/kg cohort temporarily resumed prophylactic factor VIII treatment for one month, after which he was bleed free through the last follow up. In addition, the mean annualized bleed rates (ABR) for the most recent year were less than one in both cohorts and below pre-treatment baseline levels.
On January 8, 2023, we announced topline results from our three-year analysis of the global Phase 3 study of ROCTAVIAN for the treatment of adults with severe hemophilia A. All 132 study participants received a single dose of ROCTAVIAN and had a minimum of 36 months of follow-up. For a pre-specified group of 112 participants (two of whom discontinued from the study prior to reaching three years of follow-up) in a non-interventional prospective baseline observational study after dosing with ROCTAVIAN (the Rollover Population), in year three the mean ABR was reduced by 80% from baseline, with a mean ABR for treated bleeds of 1.0 (median 0.0). For the Rollover Population, in year three the mean annualized factor VIII infusion rate was reduced by 94% from baseline, with a mean annualized infusion rate of 8.4 (median 0.0). As of the three-year data cut, 92% of the Rollover Population participants remained off factor VIII prophylactic therapy. At the end of the three year post-infusion with ROCTAVIAN, the population of 132 participants had a mean factor VIII activity level of 18.8 (median 8.4) IU/dL, as measured by the chromogenic substrate (CS) assay. In the 17 participants (one of whom discontinued from the study prior to reaching four years of follow-up) who had been dosed at least four years prior to the data cut, mean factor VIII activity was 15.2 (median 7.4) IU/dL by the CS assay at the end of year three. The mean ABR for treated bleeds in year four for this subpopulation was 0.8 (median 0.0) and the mean annualized infusion rate was 11.1 (median 0.0).
In addition to the ongoing Phase 1/2 and Phase 3 studies of ROCTAVIAN described above, we have multiple other clinical studies of ROCTAVIAN underway. We are conducting an ongoing Phase 3, single arm, open-label study to evaluate the efficacy and safety of ROCTAVIAN at a dose of 6e13 vg/kg with prophylactic corticosteroids in people with severe hemophilia A. We are also conducting an ongoing Phase 1/2 Study with the 6e13 vg/kg dose of ROCTAVIAN in people with severe hemophilia A with pre-existing AAV5 antibodies and a Phase 1/2 Study with the 6e13 vg/kg dose of ROCTAVIAN in people with severe hemophilia A with active or prior factor VIII inhibitors.
Overall, ROCTAVIAN continues to have a favorable safety profile and has been generally well tolerated by participants across all doses in the Phase 1/2 and Phase 3 studies. No participants developed inhibitors to factor VIII, malignancy, or thromboembolic events. The most common adverse events associated with ROCTAVIAN across studies occurred early and included transient infusion-associated reactions and mild to moderate rise in liver enzymes with no long-lasting clinical sequelae.

During year three of the Phase 3 study, no new treatment-related SAEs or Grade 3 events attributed to ROCTAVIAN or corticosteroid use emerged.
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
We developed ALDURAZYME through collaboration with Sanofi. Under our collaboration agreement with Sanofi, we are responsible for manufacturing ALDURAZYME and supplying it to Sanofi. We receive payments ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi depending on sales volume. Sanofi and BioMarin are members of BioMarin/Genzyme LLC, a 50/50 limited liability company (the BioMarin/Genzyme LLC) that: (1) holds the intellectual property relating to ALDURAZYME and other collaboration products and licenses all such intellectual property on a royalty-free basis to Sanofi and BioMarin to allow us to exercise our rights and perform our obligations under the agreements related to the BioMarin/Genzyme LLC, and (2) engages in research and development activities that are mutually selected and funded by Sanofi and us.
ALDURAZYME is approved for marketing in the U.S., the EU and other international markets.
Clinical Development Programs
A summary of our clinical development programs is provided below:

Clinical Development Programs	Target Indication	Stage
ROCTAVIAN	Severe Hemophilia A	FDA regulatory review
BMN 255	Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema (HAE)	Clinical Phase 1/2
BMN 255
BMN 255 is a small-molecule therapy that is designed to treat hyperoxaluria in chronic liver disease. We concluded the multiple-ascending dose phase of the first-in-human study with BMN 255. In January 2023, we shared early data that demonstrated a rapid and potent increase in plasma glycolate following treatment with BMN 255, which is predicted to have a profound reduction in oxalate excretion in patients. We plan to initiate and fully enroll an expanded study in patients with chronic liver disease and hyperoxaluria in 2023. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in a patient population with significant unmet need.
BMN 331
BMN 331 is a gene therapy product candidate for HAE. Dosing continues in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE, including dose escalation to the 6e13vg/kg dose, which our non-clinical studies project to provide therapeutic levels of C1-Inhibitor. In January 2023, we shared that the first participant treated with the 6e13vg/kg dose of BMN 331 demonstrated C1-Inhibitor levels that were approaching the normal range. A second participant is scheduled for dosing at the 6e13vg/kg dose level in the near term.
Manufacturing
We manufacture the active pharmaceutical ingredients (API) for ALDURAZYME, NAGLAZYME, PALYNZIQ and VOXZOGO in our production facilities located in Novato, California. We manufacture the API for BRINEURA and VIMIZIM in our manufacturing facility in Shanbally, Cork, Ireland. These facilities have been inspected and have demonstrated compliance with current Good Manufacturing Practices (cGMPs) to the satisfaction of the FDA, the EC and health agencies in other countries.
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
In July 2017, we commissioned our commercial-scale gene therapy manufacturing facility, located in Novato, California, where we conduct cGMP production of ROCTAVIAN to support commercial sales in Europe, anticipated commercial demand in other markets and clinical development activities. The facility has been inspected and has demonstrated compliance with cGMPs to the satisfaction of the EC. This facility also supports cGMP production of BMN 331 to support clinical development activities. This facility has the potential to produce multiple gene therapy products to meet global commercial demand, depending on dose and production mix. The facility holds a GMP certificate and its production processes have been developed in accordance with International Conference on Harmonisation Technical Requirements for Registration of Pharmaceuticals for Human Use facilitating worldwide registration with health authorities.
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
In the U.S., our products (other than ALDURAZYME) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than ALDURAZYME). We believe that with moderate changes in 2023, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, will likely require expansion of our commercial organization, including our sales force, in the U.S. and international markets.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Customers for our products (other than ALDURAZYME) include a limited number of specialty pharmacies and end-users, such as hospitals and non-U.S. government agencies. We also sell our products (other than ALDURAZYME) to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, governments place large periodic orders for NAGLAZYME and VIMIZIM. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. PALYNZIQ is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2022, 37% of our net product revenue was generated by three customers. Sanofi is our sole customer for ALDURAZYME and is responsible for marketing and selling ALDURAZYME to third parties.
Competition
The biopharmaceutical industry is rapidly evolving and highly competitive. Within the industry, there are many public and private companies, including pharmaceutical companies and biotechnology companies that have or may soon initiate programs for the same indications that our products and product candidates are intended to treat. Furthermore, universities and non-profit research organizations may have research programs, both early-stage and clinical, in the same disease areas. Our larger competitors may have advantages over us due to greater financial or scientific resources, lower labor and other costs, or higher headcount and more robust organizational structures, while smaller competitors may have advantages over us due to lower overhead costs, being more nimble, or being able to focus on a narrower set of indications or development programs. Our competitors have considerable experience in drug manufacturing, preclinical and clinical research and development, regulatory affairs, marketing, sales, and distribution. They pursue broad patent portfolios and other intellectual property to protect the products they are developing. Their products may outcompete ours due to one or more factors, including faster progress through preclinical and clinical development, lower manufacturing costs, superior safety and efficacy, lower pricing, stronger patent protection, and better marketing, sales, and distribution capabilities. In this event, our products and product candidates, if approved, could fail to gain significant market share, and as a result, our business, financial condition and results of operations could be adversely affected.
Other than ROCTAVIAN and KUVAN, as described below, our products have no direct approved competition currently on the market in the U.S. or the EU; however, other companies are in the development phase with new and generic products. Our products and product candidates have potential competition from products under development either using similar technology to our programs or different treatment strategies. The following is a summary of some of the primary possible future competitors for our products and product candidates, but the information below may not include all potential competition.
Commercial Products
ALDURAZYME, NAGLAZYME, and VIMIZIM
In the mucopolysaccharidosis field, several companies are researching treatments using small molecules, gene therapy, and other novel technologies. ALDURAZYME, for the treatment of MPS I, has potential competition from clinical stage product candidates from ArmaGen, Inc., JCR Pharmaceuticals Co., Ltd (acquired by ArmaGen, Inc.)., Orchard Therapeutics Plc and RegenxBio Inc. and earlier stage product candidates, including product candidates from Denali Therapeutics Inc. and Immusoft Corporation. NAGLAZYME, for the treatment of MPS VI, has potential competition from clinical stage product candidates from Inventiva S.A. and Paradigm Biopharmaceuticals Limited and other potential candidates in earlier stages. VIMIZIM, for the treatment of MPS IVA, has potential competition from preclinical product candidates from Esteve Pharmaceuticals, S.A., and RegenxBio Inc. and other potential candidates in earlier stages.
BRINEURA
BRINEURA, for the treatment of CLN2, has potential competition from preclinical product candidates from Lexeo Therapeutics, Inc., RegenxBio Inc. and the Roche Group.
KUVAN and PALYNZIQ
There are currently no other approved, non-generic drugs on the market in the U.S. or the EU for the treatment of PKU. However, generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the EMA or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets. KUVAN and PALYNZIQ also have potential competition from clinical stage product candidates from Homology Medicines, Inc., Jnana Therapeutics Inc., Nestle Health Science, S.A., PTC Therapeutics, Inc. and Synlogic, Inc. and earlier stage product candidates, including product candidates from Codexis, Inc, Generation Bio Co., LogicBio Therapeutics, Inc., Moderna Therapeutics, Inc., Sangamo Therapeutics, Inc. and SOM Innovation Biotech, S.A. We and other companies are also developing gene therapy product candidates for PKU.
VOXZOGO
VOXZOGO, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S, Pfizer, Inc., QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc. and Sanofi and preclinical product candidates from other companies, including Astellas Pharma Inc.

ROCTAVIAN
ROCTAVIAN, a gene therapy product candidate for severe hemophilia A, has potential competition from marketed recombinant factor VIII replacement therapies, a novel bispecific antibody marketed by the Roche Group, and clinical stage programs, including gene therapy product candidates under development by ASC Therapeutics, Inc., Bayer AG, Pfizer, Inc., the Roche Group and Sangamo Therapeutics, Inc. In addition, Novo Nordisk A/S, Pfizer, Inc., the Roche Group and Sanofi are developing novel non-factor replacement product candidates in the clinic for the treatment of hemophilia A.
Clinical Development Programs
BMN 255
BMN 255, a small-molecule product candidate for hyperoxaluria in chronic liver disease, has potential competition from marketed products from Alnylam Pharmaceuticals, Inc., clinical stage product candidates from BridgeBio Pharma, Inc., Chinook Therapeutics, Inc. and Dicerna Pharmaceuticals, Inc. (a subsidiary of Novo Nordisk A/S.) and preclinical product candidates from other companies, including Amarna Therapeutics and Intellia Therapeutics, Inc.
BMN 331
BMN 331, a gene therapy product candidate for HAE, has potential competition from marketed products from BioCryst Pharmaceuticals, Inc., CSL Behring GmbH and Takeda Pharmaceutical Company Limited, clinical stage product candidates from Astria Therapeutics, Inc., CSL Behring GmbH, Intellia Therapeutics, Inc., Ionis Pharmaceuticals, Inc. and Pharvaris N.V. and preclinical product candidates from other companies, including Orchard Therapeutics, Inc. and Spark Therapeutics, Inc. (a subsidiary of the Roche Group).
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

Product	Territory	Patent No(s).	General Subject Matter	Patent Expiration
BRINEURA	U.S.	8,029,781	Method of treatment	March 7, 2023(1)
		9,044,473	Method of treatment by administration into the cerebrospinal fluid	February 18, 2032
		10,279,015	Formulation; kit	May 5, 2036
	EU	1673104	Pharmaceutical composition	August 30, 2024
		16793229.2(2)	Formulation	May 5, 2036
KUVAN	EU	3138566; 3977999(2)	Use for treating with once daily dosing regimen	November 17, 2024
		2545939;	Use for treating once daily after a meal	April 11, 2028
		3461503; 4029519(2)	Use for treating after a meal	April 11, 2028
NAGLAZYME	U.S.	7,713,709	Antibody assays	July 20, 2028
	EU	1565209; 2327414	Compositions; pharmaceutical compositions; use to treat an enzyme deficiency	November 7, 2023
PALYNZIQ	U.S.	7,534,595	Composition; method of treating	August 16, 2027 / May 24, 2032(3)
		10,221,408	Purification	February 3, 2031
		9,557,340	Antibody detection assay	July 30, 2029
		11,505,790	Regimen	February 3, 2031
	EU	2152868	Composition; pharmaceutical composition	May 23, 2028 / May 23, 2033(4)
		2531209; 3025728	Formulation; purification	February 03, 2031
ROCTAVIAN	US	9,504,762; 10,463,718; 11,406,690	Compositions, Methods of Treatment, Production	September 10, 2034(5)
		10,512,675	Formulation, Clinical Methods of Treatment	September 23, 2036
	EU	3044231	Compositions, Methods of Treatment	September 30, 2034(6)
VIMIZIM	U.S.	8,128,925	Compositions; methods of treatment	April 10, 2030
		8,765,437	Purification; formulation; methods of treatment	January 10, 2032
	EU	2245145	Composition; use for treating	April 30, 2029(7)
		2595650	Purification; composition; use for treating; formulation	July 22, 2031
VOXZOGO	U.S.	8,198,242	Compositions, Methods of Treatment	June 11, 2030(8)
		9,907,834	Formulation	August 1, 2036
		10,646,550	Clinical methods of treatment	August 1, 2036
	EU	2432489	Compositions, Methods of Treatment	May 20, 2030(9)
(1)    Under a patent term extension (PTE) that has been granted
(2)    Patent application
(3)    We filed for a PTE for this patent, and if granted, the patent expiration will extend to May 24, 2032.
(4)     We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to May 23, 2033 in certain European countries, including Austria, Cyprus, Czech Republic, Denmark, Estonia, Finland France, Greece, Hungary, Ireland, Iceland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Portugal, Spain, Slovenia and Sweden.
(5)    We filed for a PTE for these patents, and if granted, the patents’ expirations will extend to September 10, 2039.
(6)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to September 10, 2037 in certain European countries, including Austria, Belgium, Bulgaria, Cyprus, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden and Slovakia.

(7)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to April 30, 2029 in certain European countries, including Austria, Bulgaria, Cypress, Czech Republic, Denmark, Estonia, Finland, France, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, Norway, Poland, Portugal, Slovak Republic, Slovenia, Spain, Sweden, Switzerland and the United Kingdom.
(8)    We filed for a PTE for this patent, and if granted, the patent expiration will extend to May 20, 2035.
(9)    We applied for SPCs for this patent in Hungary, Germany, Poland, Netherlands, Norway, Denmark, Czech Republic, Italy, France, Spain, Greece, Belgium, Finland, Sweden, Ireland, Croatia, Austria and the United Kingdom, and have been granted SPCs so far in Italy and Austria extending the patent expiration to May 30, 2035.
In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the EU through the dates set forth below:

Commercial Products	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
BRINEURA	2024	2029	2027
PALYNZIQ	2025	2030	2029
ROCTAVIAN	Pending	Pending	2032
VIMIZIM	Expired	2026	2024
VOXZOGO	2028	Not Applicable	2031
(1)    See “Government Regulation—Other Regulation—Orphan Drug Designation” in this Annual Report on Form 10-K for further discussion.
(2)    See “Government Regulation—Other Regulation—Exclusivity for Biologics in the U.S.” in this Annual Report on Form 10-K for further discussion.
With respect to our clinical product candidates, we believe we have the necessary intellectual property rights to allow us to undertake the development of these candidates. Certain of our product candidates are in therapeutic areas that have been the subject of many years of extensive research and development by academic organizations and third parties who may control patents or other intellectual property that they might assert against us, should one or more of our product candidates in these therapeutic areas succeed in obtaining regulatory approval and thereafter be commercialized. We continually evaluate the intellectual property rights of others in these areas in order to determine whether a claim of infringement may be made by others against us. Should we determine that a third party has intellectual property rights that could impact our ability to freely market a compound we consider a number of factors in determining how best to prepare for the commercialization of any such product candidate. In making this determination we consider, among other things, the stage of development of our product candidate and whether we and our outside counsel believe the intellectual property rights of others are valid, whether we infringe the intellectual property rights of others, whether a license is available upon commercially reasonable terms, whether we will seek to challenge the intellectual property rights of others, and the likelihood of and liability resulting from an adverse outcome should we be found to infringe the intellectual property rights of others.
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
Approval Process in the U.S. and EU
Satisfaction of FDA and EU pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Pharmaceutical product development in the U.S. and the EU typically involves preclinical laboratory and animal tests, the submission to the applicable regulatory agency of an application (e.g., an IND in the U.S. or a CTA in the EU), which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which marketing approval is sought. On January 31, 2022, Regulation EU No 536/2014 (CTR) became fully applicable in the EU. The CTR established a centralized application procedure where one of the National Competent Authorities

(NCA) of the Member States where the trial will take place takes the lead in reviewing certain aspects of the application, while the other NCAs have a lesser involvement than they had under the previous regime established by Directive 2001/20/EC (CTD). The CTD indeed introduced the first set of harmonized rules on clinical trials in the EU but resulted in a patchwork of different national regimes. The CTR was adopted with a view to introducing a more uniform set of the rules across the EU for the authorization of clinical trials. Such authorization still involves the national regulatory authorities and Ethics Committees of each of the EU Member States where the trial is to be conducted. However, the relevant procedures have now been streamlined with a view to facilitating a swifter and more seamless authorization and deployment of multi-center trials occurring in more than one EU Member State. More specifically, the CTR allows sponsors to rely on one single submission for CTAs regardless of the number of Member States where the trial takes place and based on a single harmonized application. Furthermore, under the CTR, deadlines for regulatory approvals are shortened with a view to accelerating the authorization process. The CTR also established an EU Portal which will act as a single-entry point for submission of data and information relating to clinical trials. Until January 30, 2025, the CTD will continue to apply in parallel to the CTR for a transitional period. From January 31, 2025 all trials will have to comply with the CTR.
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
The regulatory agencies may order the temporary halt or permanent discontinuation of a clinical trial at any time or impose other sanctions if they believe that the clinical trial is not being conducted in accordance with applicable requirements or presents an unacceptable risk to the clinical trial patients. An IRB/Ethics Committee may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB/Ethics Committee’s requirements, or may impose other conditions. Clinical trials that are deployed to support NDAs, BLAs or Marketing Authorization Applications (MAAs) for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. Typically, we undertake a three-phase human clinical testing program as follows:
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
After completion of the required clinical testing, an application is prepared and submitted to the applicable regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway) (the EEA), there are two types of marketing authorizations (MA), namely: (i) the “Union” MA, which is issued by the EC through the so-called “centralized procedure”, based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use (CHMP), and results in a single marketing authorization that is valid across the EEA; and (ii) “National MAs,” which are issued by the competent NCAs and only cover their respective territory. The centralized procedure is mandatory for certain types of products such as: (i) medicinal products derived from certain biotechnology processes, (ii) designated orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other auto-immune dysfunctions, viral diseases; and (iv) Advanced Therapy Medicinal Products (ATMPs) (such as gene therapy, somatic cell therapy or tissue-engineered medicines). The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA. Similarly, in the EU, the submission of an MAA is subject to the payment of fees, a waiver of which may be obtained only under limited circumstances. The FDA and the EMA initially review the applications for a threshold determination that it is sufficiently complete to permit substantive review. The regulatory agency may request additional information rather than accepting an application for filing or validation. Once the submission is accepted, the applicable agency begins an in-depth review. For the FDA, the review period for standard review applications is typically an additional ten months and, for priority review of drugs, that is, drugs that the FDA determines address a significant unmet need and represent a significant improvement over existing therapy, the review period is typically an additional six months in duration. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA/BLA, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed and the NDA/BLA has been resubmitted, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.
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
Under the fast track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial to confirm the effect on the clinical endpoint. Failure to conduct a required post-approval study or confirm a clinical benefit through a post-marketing study will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. The Food and Drug Omnibus Reform Act (FDORA) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
Regulation of Product Marketing and Promotion
A marketing approval authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a REMS, to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Similar rules apply outside of the U.S. For example, products approved in the EU may be subject to post-authorization requirements such as the obligation to perform post-authorization efficacy studies (PAES) or post-authorization safety studies (PASS) imposed as conditions to the MA, or other Risk Minimization Measures (RMMs), such as educational programs or controlled access programs, which may sometimes vary from one EU Member State to another.
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
Government Pricing and Reimbursement Programs for Marketed Drugs in the U.S.
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (referred to as ANDAs), the rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.
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
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reached the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap from the enrollee’s point of view. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of drugs approved under NDAs or BLAs is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the Inflation Reduction Act (IRA) eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided.
The IRA will also allow the U.S. Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. In certain circumstances, disclosure of the results of these trials can be delayed for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. In the EU there is an increasing trend requiring public disclosure of development data, in particular clinical trial data. These data were traditionally regarded as Confidential Commercial Information (CCI); however, under policies adopted in the EU, clinical study data submitted to the EMA in MAAs, including preclinical data, and patient level data, may be subject to public disclosure. This is confirmed in the CTR, the new EU legislation on clinical trials, according to which clinical trial applications and all the related documentation are uploaded and stored in the Clinical Trials Information System (CTIS) which is managed by the EMA. Confirming the transparency principle, the CTR provides that the information stored in such system is publicly accessible unless confidentiality is justified on the basis of a limited set of exceptions. These exceptions, which are to be interpreted narrowly in the EU, include the protection of CCI, in particular through taking into account the status of the MA for the applicable product; however, CCI is overridden in those cases where the authorities conclude that there is an overriding public interest in disclosure. Case law of the Court of Justice of the EU has also confirmed the absence of a general presumption of confidentiality over documents containing clinical and preclinical data provided to the EMA in support of a MAA.
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

Privacy and Security Legislation
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (CCPA), the Canadian Personal Information Protection and Electronic Documents Act, the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR).
The legislative and regulatory environments regarding privacy and data protection are continually evolving and developing, in response to increasing global attention. In the U.S., for example, we are subject to the CCPA along with the California Privacy Rights Act of 2020 (CPRA). The CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA, effective January 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law.
Other jurisdictions where we operate have enacted or proposed similar legislation and/or regulations. Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
We are also subject to the EU’s General Data Protection Regulation GDPR, which requires that personal data is only collected for specified, explicit and legal purposes as set out in the GDPR or local laws, and the data may then only be processed in a manner consistent with those purposes. The personal data collected and processed must be adequate, relevant and not excessive in relation to the purposes for which it is collected and processed, it must be held securely, not transferred outside of the EEA (unless certain steps are taken to ensure an adequate level of protection), and must not be retained for longer than necessary for the purposes for which it was collected. The GDPR also requires companies processing personal data to implement adequate technical measures in order to ensure the most appropriate level of security which may vary depending on different factors such as the categories of processed personal data, the state of the art, the costs of implementation and the nature, scope, context and purposes of processing as well as the risk of varying likelihood and severity for the rights and freedoms of natural persons. In addition, the GDPR requires companies processing personal data to take certain organizational steps to ensure that they have adequate records, policies, security, training and governance frameworks in place to ensure the protection of data subject rights, including as required to respond to complaints and requests from data subjects. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, provides for conditions under which a valid consent for processing can be obtained, requires the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, imposes mandatory data breach notification throughout the EEA and imposes additional obligations when contracting with service providers or partners. In addition, to the extent a company processes, controls or otherwise uses “special category” of personal data (including patients’ health or medical information, genetic information and biometric information), more stringent rules apply, further limiting the circumstances and the manner in which a company is legally permitted to process that data.
Failure to comply with these laws could result in significant penalties, including, under GDPR, fines of up to 20 million Euro or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase compliance obligations and exposure for any noncompliance.
Human Capital
As of December 31, 2022, we had 3,082 full-time employees worldwide, of whom 1,343 were in operations, 736 were in research and development, 495 were in sales and marketing and 508 were in administration. Of the 3,082 full-time employees as of December 31, 2022, 2,066 employees were in the U.S. and Canada, and 1,016 employees were in other non-U.S. countries, including 818 in Europe and the Middle East, 129 in Latin America and 69 in Asia Pacific. We also leverage temporary workers to fill short-term positions for our business and manufacturing needs. A significant portion of our employee base in the U.S. and Ireland works onsite supporting manufacturing and laboratory operations. As restrictions from the COVID-19 pandemic have eased, a significant portion of our global workforce who worked remotely during the pandemic has made a return to their respective office locations on a hybrid basis, with a small number of employees continuing to fully work remotely.
On October 6, 2022, we announced a plan to simplify our organization, which included a planned reduction in headcount of approximately 120 employees (representing approximately 4% of the Company’s global workforce), most of whom were from the Company's U.S. operations.
Diversity, Equity and Inclusion
At BioMarin, prejudice, racism and intolerance are unacceptable. We are committed to diversity, equity and inclusion (DEI) across all aspects of our organization, including hiring, promotion and development practices. At the direction of BioMarin's senior leadership team, our human resources department has implemented policies and programs to foster DEI at all levels of the organization. In addition, the Corporate Governance and Nominating and Compensation Committees of our Board of Directors regularly receive reports on our DEI policies and programs and offer valuable insights and recommendations to management in addition to providing appropriate oversight.
As of December 31, 2022, racial and ethnic minorities represented 47% of our employees in the U.S. Globally, 50% of our workforce were women and 47% of our positions at director-level and above were held by women. We are committed to continuing our ongoing efforts to ensure diversity in all positions, including leadership.
We remain steadfast in our commitment to fostering a community that reflects equality and inclusiveness and working towards making BioMarin a place where every employee feels heard, respected and valued. This commitment is a cultural value, and we believe incorporating and encouraging different perspectives from employees of varied backgrounds and experiences helps us better serve our patients, achieve our business goals and objectives and provide employees with a fulfilling work experience. Since 2020, BioMarin’s DEI Employee Advisory Committee has helped to define our DEI roadmap and ensure that perspectives from employees of different age, gender, sexual orientation, race, ethnicity, tenure, level and location are considered in how we build the most inclusive environment. We also continue to support and increase the number of our employee resource groups that build community for employees from underrepresented groups. In addition, our foundational DEI training is required for all employees, with a 100% global participation rate in 2022, and we offer opportunities for advanced DEI training as well.
We are honored to be recognized as a company of choice. In 2022, we were recognized for the second year in a row as a Best Place to Work for lesbian, gay, bisexual, transgender and queer (LGBTQ+) equality by the Human Rights Campaign, scoring 100% on their Corporate Equality Index, one of the foremost benchmarking surveys and reports in the U.S. measuring corporate policies and practices related to LGBTQ+ workplace equality. In JUST Capital’s America’s Most JUST Companies 2023 rankings, our overall rank was eight out of 41 in our industry, and our “Workers” rank, which is intended to measure how a company invests in its employees, was 29 out of 951 companies across all industries and 4 out of 41 pharmaceutical and biotechnology companies.
Compensation, Benefits and Well-being
We offer competitive compensation and benefits in order to attract and retain excellent employees and support their overall well-being. Our total rewards compensation package includes market-competitive salary, the potential to earn bonuses or sales commissions, equity, healthcare benefits, retirement savings plans, paid time off and family leave, wellness programs, free flu vaccinations and an Employee Assistance Program and other mental health services.
We believe employees should be paid for the value of their work, regardless of race, ethnicity, gender or other protected characteristics. To this end, we benchmark and tie compensation to market data as well as to an employee’s experience, function, and performance. We regularly review our workforce compensation practices and strive for equity. Specifically, we partner with independent, third-party experts to conduct a regular and detailed pay equity assessment to determine whether gender and race/ethnicity have a significant impact on pay levels across the organization. This pay equity analysis is conducted on an employee’s total compensation, including base pay, bonus and equity. If we identify any pay gap across the organization, we typically make adjustments to mitigate such gaps. Our managers also receive training in how to recognize and prevent discrimination in hiring, performance management and compensation decisions.
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
Patient and Community Connections
We are striving to support our local communities around the world by developing programs that inspire and enrich both our patient populations and the areas where we live and work. We actively engage with underrepresented populations through a variety of outreach and programs. We collaborate with Biotech Partners, a non-profit organization in the San Francisco Bay Area focused on helping students who are underrepresented in the biotechnology field to gain experience through classroom instruction and paid internships. We also partner with Health Career Connection, a national non-profit that prepares the next generation of diverse, transformational health, equity and racial justice leaders by providing promising undergraduate college students from underrepresented backgrounds and under-resourced communities with paid internship programs, health equity scholars programs and alumni professional development initiatives. In addition, we award annual scholarships to students living with rare disease through our Rare Scholars program.
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
The course of treatment for patients using our products is expensive. For all our products except ROCTAVIAN, we expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for our products without coverage and reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenues and gross margin will be adversely affected.
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
Reimbursement in the European Union (EU) and many other territories must be negotiated on a country-by-country basis, and in many countries the product cannot be commercially launched until pricing and/or reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it will exceed 12 months. Even after a price is negotiated, countries frequently request or require reductions to the price and other concessions over time.
For our future products, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates for our products, they may not be commercially viable or our future revenues and gross margin may be adversely affected.
Because the target patient populations for our products are relatively small, we must achieve significant market share and maintain high per-patient prices for our products to achieve and maintain profitability.

All of our products target diseases with relatively small patient populations. Our two newest products, VOXZOGO and ROCTAVIAN, address potentially larger patient populations than most of our other products; however, their market sizes are considerably smaller than many drugs marketed by other pharmaceutical and biotechnology companies. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve and maintain profitability. For BRINEURA, NAGLAZYME and VIMIZIM in particular, we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in each disease population is small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.
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
Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. This generic competition has adversely affected and will continue to adversely affect our revenues from KUVAN, and we cannot accurately predict the rate of decline of KUVAN revenues in these countries. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the European Medicines Agency (EMA) or on a country-by-country basis throughout the EU. If these patent challenges are successful, or if a manufacturer chooses to offer a generic version of KUVAN, notwithstanding our existing patents, our revenues from KUVAN may decline faster than expected.
If we do not achieve our projected development goals in the timeframes we announce or fail to achieve such goals, the commercialization of our product candidates may be delayed or never occur and the credibility of our management may be adversely affected and, as a result, our stock price may decline.
For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates or the milestones may never be achieved, in many cases for reasons beyond our control. For example, in 2021 and early 2022, we announced that we planned to resubmit our Biologics License Application (BLA) for ROCTAVIAN to the Food and Drug Administration (FDA) in the first half of 2022; however, we did not file the BLA until the third quarter of 2022 due to the additional time we needed to include supplemental information and analyses of data requested by the FDA. If we do not meet development milestones as publicly announced, the commercialization of our products may be delayed or never occur and the credibility of our management may be adversely affected and, as a result, our stock price may decline.
We have in the past and may in the future enter into licensing arrangements, and we may not realize the benefits of such licensing arrangements.
We have in the past and may in the future enter into licensing arrangements with third parties. It is possible that we may not achieve financial or strategic benefits that justify a specific license, or we may otherwise not realize the benefits of such licensing arrangement. Further, licensing arrangements impose various diligence, milestone and royalty payment and other obligations on us. If we fail to comply with our obligations under any current or future licenses, our licensors may have the right to terminate these license agreements, which could harm our business prospects, financial condition and results of operations. Additionally, counterparties to our license agreements have in the past alleged and may in the future allege that we have breached a license agreement, which can result in litigation or other disputes that can divert management’s attention away from our business and require us to expend resources, as well as potentially having to negotiate new or reinstated licenses with less favorable terms. Any such situation could adversely affect our business, financial condition, and results of operations.
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
Although the FDA and the EMA have programs to facilitate expedited development and accelerated approval processes, the timelines agreed under legislative goals or mandated by regulations are subject to the possibility of substantial delays. Accordingly, even if any of our applications receives a designation to facilitate expedited development and accelerated approval processes, these designations may not result in faster review or approval for our product candidates compared to product candidates considered for approval under conventional procedures and, in any event, do not assure ultimate approval of our product candidates by regulatory authorities. In addition, the FDA, the EMA and other comparable international regulatory authorities have substantial discretion over the approval process for pharmaceutical products. These regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval and may require, and in the past have required, additional data. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell those product candidates, which would have a negative effect on our business and financial condition.
Regulatory agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of ROCTAVIAN. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. In the third quarter of 2022, we resubmitted our BLA, and the FDA subsequently accepted our submission with a Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023. Typically, BLA resubmissions are followed by a six-month review procedure. However, we anticipate three additional months of review may be necessary based on the data read-out we announced on January 8, 2023.
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
ALDURAZYME, BRINEURA, KUVAN, NAGLAZYME and VIMIZIM have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, PALYNZIQ has received regulatory approval to be commercially marketed in the U.S., the EU, and Australia. VOXZOGO has received regulatory approval to be commercially marketed in the U.S., the EU, and Brazil. ROCTAVIAN has received conditional approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and/or other comparable international and national regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. In particular, a product may not be promoted for uses that are not approved by the FDA or the EC as reflected in the product’s approved labeling. Although the FDA and other comparable international and national regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other national competent authorities or international regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we are not able to promote any products we develop for indications or uses for which they are not approved. Additionally, in the EU, it is prohibited to promote prescription drugs to the general public and we are therefore limited to promote our products exclusively to healthcare professionals.

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
We expect that coverage and reimbursement may be increasingly restricted in all the markets in which we sell our products. The escalating cost of healthcare has led to increased pressure on the healthcare industry to reduce costs. In particular, drug pricing by pharmaceutical companies has been under scrutiny for many years and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payers have proposed healthcare reforms and cost reductions. A number of federal and state proposals to control the cost of healthcare, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. congressional inquiries and proposed bills and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding healthcare may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.
International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or mandatory price cuts or reduce the value of our intellectual property portfolio. As part of these cost containment measures, some countries have imposed and continue to propose revenue caps limiting the annual volume of sales of our products. Some of these caps are significantly below the actual demand in certain countries, and if the trend regarding revenue caps continues, our future revenues and gross margins may be adversely affected. For example, in the EU, governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms. Other EU Member States allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. There is also no assurance that an adequate level of reimbursement will be established even if coverage is available or that the third-party payers’ reimbursement policies will not adversely affect our business.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In the U.S., there have been several recent congressional inquiries, proposed and enacted federal and state legislation and executive action designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which will, among other things, allow U.S. Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that the CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties.
Prior to the IRA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the PPACA. Although the PPACA has generally been upheld thus far, it is unclear how continued challenges to the law may impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
We anticipate that the IRA, PPACA and other healthcare reform measures that may be adopted in the future in the U.S. or abroad, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny in countries worldwide over the manner in which manufacturers set prices for their marketed products. Legally mandated price controls on payment amounts by governmental and private third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Risks Related to Our Gene Therapy Programs
Our gene therapy products and product candidates are based on a novel technology, which presents additional development, manufacturing, regulatory and treatment risks in relation to our other, more traditional drug development programs.
In addition to the risks set forth in this Risk Factors section associated with more traditional pharmaceutical drugs, there are additional, unique development, manufacturing, regulatory and treatment risks associated with gene therapy products and product candidates like ROCTAVIAN and BMN 331.
The goal of gene therapy is to be able to correct an inborn genetic defect through administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too little or too much of the desired protein or RNA. Although administration of a gene therapy product like ROCTAVIAN is intended to correct an inborn genetic defect for at least several years, there is a risk that the therapeutic effect will not be durable and production of the desired protein or RNA will decrease more quickly or cease entirely earlier than expected. If the therapeutic effect decreases significantly or ceases entirely, it is uncertain whether redosing is possible or would be effective. Furthermore, because gene therapy treatment is irreversible, there may be challenges in managing side effects, particularly those caused by potential overproduction of the desired protein. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Additionally, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.
Moreover, gene therapy products are relatively novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. We invested a considerable amount of capital building our own commercial gene therapy manufacturing facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. As we develop, seek to optimize and operate the gene therapy manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all, or commercializing our gene therapy products on a profitable basis, if at all.
Furthermore, we may experience regulatory challenges specific to gene therapy that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in October 2020, it was reported that the Director of the Center for Biologics Evaluation and Research, the center of the FDA responsible for reviewing marketing applications for gene therapies, stated that the FDA will assess the importance of durability of effect differently for a gene therapy that treats a disease that has no other available therapies versus a condition for which there are multiple approved treatments. Additionally, in September 2021, the FDA held a Cellular, Tissue, and Gene Therapies Advisory Committee (CTGTAC) to discuss toxicity risks of adeno-associated virus (AAV) vectors for gene therapy and to seek the CTGTAC’s insight into strategies to evaluate and mitigate risks in the context of AAV vector-based product design and quality, preclinical studies, and clinical trials. ROCTAVIAN and BMN 331 are AAV vector-based product candidates. Further, the FDA continues to develop and publish new guidance and policies, such as the publication of four draft or final gene therapy-specific guidance documents in 2022. These guidance documents and other recent policy statements demonstrate that the FDA’s regulatory requirements for gene therapies are likely to continue to evolve based upon factors such as the intended disease or class of diseases, product type or mechanism of action, as well as broader considerations such as the kinds of evidence that will be required for gene therapy products to take advantage of expedited development programs. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring our gene therapy product candidates to market could have a negative effect on our business and financial condition.
As compared to our other, more traditional products, gene therapy products may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product.
In addition to the risks set forth in this Risk Factors section associated with commercializing more traditional pharmaceutical drugs, there are additional, unique commercial risks associated with gene therapy products like ROCTAVIAN. Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we face uncertainty with respect to the pricing, coverage and reimbursement of these products. In order to recover our research and development costs and commercialize one-time treatments on a profitable basis, the cost of a single administration of ROCTAVIAN is substantial, and it is likely other gene therapy products would also require relatively high prices. Therefore, coverage and reimbursement by governments and other third-party payers is essential for the vast majority of patients to be able to afford ROCTAVIAN or other gene therapy products that we may commercialize in the future. Accordingly, sales of our gene therapy products will depend substantially on the extent to which its cost will be paid by third-party payers. Even if coverage is provided, the reimbursement amounts approved by third-party payers may not be high enough to allow us to realize sufficient revenues from our investment in the development of our gene therapy products.
With respect to ROCTAVIAN specifically, we have entered into, and plan to enter into additional, outcomes-based agreements for the product with third-party payers to assist with realizing the value and sharing the risk of a one-time treatment, which make us subject to potential repayments if a patient does not respond to therapy or the therapeutic effect of the drug falls below specified thresholds. Although we will record reserves for potential refunds under the outcomes-based agreements for ROCTAVIAN in the same period as sales, our revenues and financial results could be adversely affected if our assumptions underlying our refund reserves differ from actual experience or otherwise underestimate refund obligations. Additionally, the increased complexity of reimbursement with outcomes-based arrangements heightens the risk that our price reporting may be inaccurate or delayed, which may result in fines and liability.
We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. The commercial success of ROCTAVIAN or any other gene therapy product candidate that may be approved in the future will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of one of our gene therapy treatments until the product has been on the market for a certain amount of time. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, ROCTAVIAN or future gene therapy products.
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
Financial and Financing Risks
If we incur operating losses or are unable to sustain positive cash flows for a period longer than anticipated, we may be unable to continue our operations at planned levels and may be forced to reduce our operations.
Since we began operations in March 1997, we have been engaged in substantial research and development and capital investments, and we have operated at a net loss for each year since our inception, with the exceptions of 2008, 2010, 2020 and 2022. Our future profitability and cash flows depend on our marketing and selling of our products, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any products, either by ourselves or jointly with others, our spending on our development programs, the impact of any possible future business development transactions and other risks set forth in this Risk Factors section. The extent of our future losses and the timing of profitability and positive cash flows are highly uncertain. If we fail to become profitable or are unable to sustain profitability and positive cash flows on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of December 31, 2022, we had cash, cash equivalents and investments totaling $1.6 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
•the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
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
As of December 31, 2022, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we entered into an unsecured credit agreement (the 2018 Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank, N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments (the 2018 Credit Facility). In May 2021, we amended the 2018 Credit Facility to, among other things, extend the maturity date of the 2018 Credit Facility from October 19, 2021 to May 28, 2024. Our indebtedness may:
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
Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify authorized manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA, and other comparable EU and other national and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has received a good manufacturing practice certificate from the EMA for the manufacture and distribution of ROCTAVIAN in the EU, been approved by the FDA and the EC for the manufacture of PALYNZIQ, and been approved by the FDA, the EC, and health agencies in other countries for the manufacture of ALDURAZYME, BRINEURA, NAGLAZYME, VIMIZIM and VOXZOGO. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of VIMIZIM and BRINEURA. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
We currently rely on third parties for portions of the manufacture of each of our products. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.
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
A significant portion of the sales of our products are generated from countries other than the U.S., and we expect international markets will continue to be important for the sales of any products approved in the future. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:
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
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. For example, Russia’s invasion of Ukraine and the related impacts to Ukraine’s infrastructure and healthcare system has significantly impacted our ability to provide our therapies to patients in Ukraine. Sanctions issued by the U.S. and other countries against Russia and Belarus in response to the attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia and Belarus.
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
We make a significant portion of our initial international sales of newly launched products through early access, special access or “named patient sales” programs in markets where we are not required to obtain regulatory approval. For example, a significant portion of our international sales of VOXZOGO since the product’s launch have been made through such programs. The specifics of the programs vary from country to country. Generally, special approval must be obtained to initiate such programs, and in some cases, special approval must be obtained for each patient. The approval normally requires an application or a lawsuit accompanied by evidence of medical need.
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
A significant and growing portion of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Canadian Dollar, the Colombian Peso, the Argentine Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) will impact our revenues and expenses. If the USD were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

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
Our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Exports of our products and solutions must be made in compliance with these laws and regulations. Changes to these laws and regulations, or to the countries, governments, persons or activities targeted by such laws, could result in decreased use of our products, or hinder our ability to export or sell our products to existing or potential customers, which would likely adversely affect our results of operations, financial condition or strategic objectives. For example, sanctions issued by the U.S. and other jurisdictions against Russia and Belarus in response to the invasion of Ukraine have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia and Belarus. Moreover, if we fail to comply with these laws and regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges and fines.
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
•Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our operating expenses and delay product programs
•Receipt of a patent may not provide much, if any, practical protection. For example, if we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.
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
•manufacturing, supply or distribution of our product candidates and products;
•progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•generic competition to KUVAN tablets and powder described above in this Risk Factors section or potential generic competition from future competitors;
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
The terms of the Notes require us to offer to repurchase the Notes in the event of a fundamental change (as defined in each indenture governing the Notes). A takeover of us would trigger options by the respective holders of the applicable Notes to require us to repurchase such Notes. This may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to our stockholders or investors in the Notes.
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
The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. This competition was exacerbated during the COVID-19 pandemic, and we have recently experienced increased employee turnover like many other employers in the U.S. during the “great resignation.” Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.
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
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years (based on the thresholds, we currently expect that we could fall within the scope of the Pillar Two proposals). The EU has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of EU Member States by December 31, 2023, and a number of other countries in which we conduct business are also planning to enact such rules. The implementation of such rules may increase the amount of tax we have to pay, increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the U.S., California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sales, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA) took effect and amended the CCPA. Following the CPRA amendments, the CCPA, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, expands an individual’s private right of action and establishes the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines.

In addition to California, other U.S. states have recently adopted consumer data protection and privacy laws, and more U.S. states may do so in the future. This creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. Many other states are considering proposed comprehensive data privacy legislation and all 50 states have passed some form of legislation relating to privacy or cybersecurity.
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
Potential pecuniary fines for noncompliance with the GDPR may be up to the greater of €20 million or 4% of annual global revenue. The GDPR has increased our responsibility and liability in relation to personal data that we process and has increased our compliance costs. The EU regulations that make certain materials we submit to the EMA in connection with our clinical trials subject to public disclosure have increased the risk that we may unintentionally disclose personal information protected under the GDPR and thereby incur associated penalties and suffer reputational damage.
In addition to the U.S. and European countries, other countries in which we operate have also enacted data privacy laws or may do so in the future. For example, Brazil’s General Data Protection Law (LGPD), which is modeled on the GDPR, took effect on August 16, 2020.
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain non-U.S. countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many non-U.S. countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted non-U.S. legislation creates reporting obligations on payments, gifts and benefits made to these professionals. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.

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
We rely significantly on our information technology systems to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse (whether intentional or inadvertent) of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our ability to manage and maintain our operations, inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack and other disruptions. Potential problems and interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems or those of any third parties in our supply chain or on whom we otherwise depend, have occurred in the past and may affect our ability in the future to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations.
As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful.
We have experienced and may continue to experience cybersecurity incidents, although to our knowledge we have not experienced any material incident or interruption to date. If such a significant event were to occur, it could result in a material disruption of our development programs and commercial operations, including due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information. Further, these cybersecurity incidents can lead to the public disclosure of personal information (including sensitive personal information) of our employees, clinical trial patients and others and result in demands for ransom or other forms of blackmail. Such attacks, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists”, nation states and others. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. For example, the loss of clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security breach that results in the unauthorized access, use or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.
Not all our contracts contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for ALDURAZYME, NAGLAZYME, VOXZOGO and PALYNZIQ and is one of two manufacturing facilities for BRINEURA and VIMIZIM. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support ROCTAVIAN clinical development activities, commercial demand for ROCTAVIAN in the EU, and anticipated commercial demand for ROCTAVIAN to the extent it receives approval by the FDA or other regulatory authorities. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, foreign currency exchange rates, natural disasters, lasting effects of the COVID-19 pandemic or other global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. If inflation (such as that recently observed in the U.S. and elsewhere) or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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
Interest rates and the ability to access credit markets could also adversely affect the ability of our customers/distributors to purchase, pay for and effectively distribute our products, which could limit our ability to obtain sufficient materials and supplies necessary for production of our therapies. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers to remain in business or otherwise manufacture or supply product. Failure by any of them to remain a going concern could affect our ability to manufacture products.
Additionally, the lasting effects of the COVID-19 pandemic could continue to adversely affect our business, results of our operations, and financial condition. The COVID-19 pandemic impacted our global revenue sources and overall business operations by, for example, presenting challenges to our ability to find adequate resources to staff clinical trials, impacting patients’ ability to participate in trials, affecting our ability to source materials and supplies for trials and otherwise delaying trials, and the pandemic could continue to adversely impact our financial results and our business generally in 2023. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic or other global public health threat) on all aspects of our business and operations and the duration of such effects are highly uncertain and difficult to predict. Moreover, while the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and Notes. In addition, a recession, further market correction or depression resulting from the COVID-19 pandemic or other global public health threat could materially adversely affect our business and the value of our common stock and Notes.
To the extent macroeconomic conditions continue to adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to our conducting a significant amount of our sales and operations outside of the U.S., exposure to changes in foreign exchange rates, our need to generate sufficient cash flows to service our indebtedness and finance our operations and the volatility of our stock price.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2022:

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

Item 3. Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. We filed an opposition to Plaintiff’s motion for class certification on January 27, 2023. Trial is scheduled to begin on May 20, 2024. We believe that the claims have no merit and we intend to vigorously defend this action.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. On January 19, 2023, the Court granted our motion to dismiss the complaint without prejudice. On February 21, 2023, the court dismissed the complaint with prejudice at plaintiffs’ request. Plaintiffs filed a notice indicating that they plan to appeal the court’s January 19, 2023 order. We believe that the claims have no merit and we intend to vigorously defend this action.
On January 19, 2023, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the Delaware Court of Chancery. The complaint asserts, inter alia, breach of fiduciary duty claims arising from the facts underlying the securities class action related to ROCTAVIAN. The complaint seeks unspecified monetary damages, internal governance reforms by the Company, attorneys fees and costs, and any other relief the court may deem just and proper. We believe that the claims have no merit and we intend to vigorously defend this action.

On February 23, 2023, purported shareholders filed a lawsuit against us, our Chief Executive Officer, and our President of Worldwide Research and Development in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act and a common law fraud claim. The complaint is similar to the ROCTAVIAN putative class action and largely premised on the same underlying facts. The complaint seeks an unspecified amount of compensatory damages, punitive damages, prejudgment and post-judgment interest, attorneys’ fees and other costs, and any further relief the court may deem just and proper. We believe that the claims have no merit and we intend to vigorously defend this action.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market.
We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2022.
Issuer Purchases of Equity Securities
None.
Holders
As of February 16, 2023, there were 35 holders of record of 186,528,784 outstanding shares of our common stock.

Performance Graph
The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.
The following graph shows the value of an investment in BioMarin common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the Standard and Poor's (S&P) Depository Receipts S&P Biotech Exchange-traded Funds Index (SPDR S&P Biotech ETF), assuming the investment of $100.00 at the beginning of the period and the reinvestment of dividends, if any. Our common stock is traded on the Nasdaq Global Select Market and is a component of the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the SPDR S&P Biotech ETF. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.
* $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends

	2017	2018	2019	2020	2021	2022
BioMarin Pharmaceutical Inc.	$100.00	$95.49	$94.82	$98.34	$99.08	$116.06
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59
SPDR S&P Biotech ETF	$100.00	$84.72	$112.31	$166.59	$132.53	$98.25

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

Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of December 31, 2022, is provided below:

Commercial Products	Indication
Products marketed by BioMarin:
VIMIZIM (elosulfase alpha)	MPS(1) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)(2)	PKU
KUVAN (sapropterin dihydrochloride)	PKU
VOXZOGO (vosoritide)	Achondroplasia (3)
BRINEURA (cerliponase alfa)	CLN2 (4)
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A (5)
Products not marketed by BioMarin:
ALDURAZYME (laronidase)	MPS I
(1)Mucopolysaccharidosis
(2)For the treatment of adult patients with phenylketonuria (PKU)
(3)For the treatment of achondroplasia in children aged five years and older for the U.S., aged two years and older for the European Union (EU) and for various age ranges for other markets
(4)For the treatment of neuronal ceroid lipofuscinosis type 2
(5)ROCTAVIAN (formerly known as valoctocogene roxaparvovec) for the treatment of adults with severe hemophilia A was conditionally approved by the European Commission (EC) in August 2022

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
A summary of our clinical development programs as of December 31, 2022, is provided below:

Clinical Development Programs	Target Indication	Stage
ROCTAVIAN	Severe Hemophilia A	FDA (1) regulatory review
BMN 255	Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema (HAE)	Clinical Phase 1/2
(1)     U.S. Food and Drug Administration
2022 Financial Highlights
Key components of our results of operations include the following:

	Years Ended December 31,
	2022	2021	2020(1)
Total revenues	$2,096.0	$1,846.3	$1,860.5
Cost of sales	$483.7	$470.5	$524.3
Research and development (R&D) expense	$649.6	$628.8	$628.1
Selling, general and administrative (SG&A) expense	$854.0	$759.4	$737.7
Gain on sale of nonfinancial assets, net	$(108.0)	$—	$(52.8)
Provision for (benefit from) income taxes	$8.0	$(11.3)	$(903.0)
Net income (loss)	$141.6	$(64.1)	$854.0
(1)Certain December 31, 2020 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Continued Emphasis on Research and Development
New Product Launches, Approvals and Mid-stage Product Life Cycle Expansion Opportunities
•VOXZOGO: The global expansion of VOXZOGO continues, with market access and reimbursement activities progressing as anticipated. As of December 31, 2022, we have seen worldwide increases in the number of children being treated with commercial VOXZOGO and in the number of active markets contributing to VOXZOGO sales.
During the fourth quarter, we submitted supplemental marketing applications in the U.S. and EU to expand VOXZOGO access to younger age groups, based on favorable results from a Phase 2 study in infants and young

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
children. In January 2023, the European Medicines Agency (EMA) validated our application for extension of indications for VOXZOGO for the treatment of children under the age of two. We expect action by U.S. and EU health authorities on the applications in the second half of 2023, and if accepted, this will increase the number of children eligible for VOXZOGO treatment in the U.S. and Europe.
•ROCTAVIAN: Following conditional EMA approval in the third quarter of 2022, the European launch of ROCTAVIAN is underway. Since approval, we continue to collaborate with German health insurers to secure novel Outcomes Based Agreements (OBAs) to enable access to ROCTAVIAN treatment. The first OBA has been completed, allowing for a significant percentage of people in Germany affected by severe hemophilia A to pursue treatment with ROCTAVIAN. Patient testing to determine eligibility for ROCTAVIAN treatment is ongoing throughout Germany.
Our Biologics License Application (BLA) for ROCTAVIAN is currently under review by the FDA with a current Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023, subject to a potential three-month extension, if deemed necessary during the review procedure. We recently submitted to the FDA results from three or more years of follow up from our ongoing global Phase 3 GENEr8-1 study of ROCTAVIAN, the largest and longest global Phase 3 study to date for any gene therapy in hemophilia with 134 participants. As part of the ongoing review, the FDA completed the Pre-License Inspection of our dedicated gene therapy facility in December 2022. We have provided responses to the comments and observations received at the close of the FDA inspection, and believe all are addressable. Also in the U.S., the Premarket Approval application is under review at the Center for Devices and Radiological Health to support contemporaneous approval of a companion diagnostic (CDx) along with the ROCTAVIAN BLA.
Product expansion opportunities with ROCTAVIAN are supported by a number of clinical studies currently underway. Two additional studies are ongoing, one investigating ROCTAVIAN treatment in those with active or prior inhibitors, as well as one study investigating ROCTAVIAN in people with pre-existing antibodies against AAV5.
Select Earlier-stage Development Portfolio
•BMN 255 for hyperoxaluria in chronic liver disease: We have concluded the multi-ascending dose phase of the First-in-Human study with BMN 255. In January 2023, we shared early data that demonstrated a rapid and potent increase in plasma glycolate following treatment with BMN 255, which is predicted to have a profound reduction in oxalate excretion in patients. We now plan to initiate and fully enroll an expanded study in patients with chronic liver disease and hyperoxaluria in 2023. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in a patient population with significant unmet need.
•BMN 331 gene therapy product candidate for HAE: Dosing continues in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE. In January 2023, we shared that the first participant treated with the 6e13vg/kg dose demonstrated C1-Inhibitor levels that were approaching the therapeutically relevant range.
Reorganization Plan
On October 6, 2022, we announced our decision to redesign and simplify the organization to focus our resources on investments that advance our R&D pipeline, maximize recent commercial launch success, prepare for commercial launch of ROCTAVIAN in the EU and potential U.S. launch, if approved by the FDA, and drive core infrastructure optimization. As a result, there was a planned reduction in force of approximately 120 employees (representing approximately 4% of our global workforce), most of whom are from our U.S. operations, and we incurred pre-tax severance and employee termination benefit charges of $23.0 million in 2022.
2023 Outlook
We expect that our product pipeline investments and supporting our commercial infrastructure will enable us to execute on our 2023 operating objectives. From an R&D perspective, we expect to continue to invest in our various ongoing clinical studies which support both our commercial products and research and early development pipeline. We expect to move forward on our late and early-stage clinical studies for new product candidates, including supporting the review of our BLA submission of ROCTAVIAN by the FDA. From a commercial perspective, we expect to continue to support our global business as it grows, including support of the global commercialization of VOXZOGO and ROCTAVIAN in the EU.
We expect to experience growth in Net Product Revenues with respect to our new and other existing commercial products, with the exception of KUVAN due to its loss of market exclusivity. We continue to monitor conditions in the macroeconomic environment that could affect our ability to achieve our goals, such as changes in the reimbursement and payer landscape, changes in economic conditions in certain key markets throughout the world, market competition and the launch of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
generic competitors, international government pricing pressures and the potential volatility in foreign currency exchange rates. We will adjust our business processes, as appropriate, to attempt to mitigate these risks to our business.
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
Revenue Recognition and Related Allowances
Net Product Revenues – We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For ALDURAZYME revenues, we receive a payment ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. We recognize our best estimate of the entire revenue that we expect to receive when the product is released and control is transferred to Sanofi. We record ALDURAZYME net product revenues based on the estimated variable consideration payable when the product is sold through by Sanofi. Differences between the estimated variable consideration to be received from Sanofi and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.
Gross-to-Net Sales Adjustments – We record product sales net of estimated mandatory and supplemental discounts to government payers, discounts to private payers and other related charges. Rebates, cash discounts and distributor fees represent the majority of our gross-to-net deductions and are recorded in the same period the related sales occur. Rebates may include amounts paid to Medicaid or other U.S. or foreign government programs, certain managed care providers, or other payers. Rebates, branded co-pay assistance programs, cash discounts and distributor fees are estimates based on contractual arrangements or statutory obligations, which may vary by product and payer. Estimation requires evaluation of our actual historical experience, customer mix, current contractual and statutory obligations, patient outcomes, specific known market events and trends and industry data. We evaluate our customer mix to estimate which sales will be subject to these revenue dilutive items and consider changes to government program guidelines or contractual obligations that would impact the actual rebates and/or our estimates of which sales qualify for such rebates. Any necessary adjustments to our reserves are made each quarter to reflect current information. We believe the methodologies that we use to estimate allowances are reasonable and appropriate given the facts and circumstances. However, actual results may differ significantly from our estimates.
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2022	$85.6	$282.5	$(253.1)	$115.0
Year ended December 31, 2021	$104.4	$252.9	$(271.7)	$85.6
Year ended December 31, 2020	$114.4	$239.9	$(249.9)	$104.4
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
In applying the lower of cost or net realizable value to pre-launch inventory, we estimate a range of likely commercial prices based on our comparable commercial products and consider the product candidate’s stability data for all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. If additional requirements are subsequently presented by the regulatory authorities prior to their final decision, thus extending anticipated regulatory approval timelines resulting in expiration of the product prior to revised demand forecasts, as occurred in the third quarter of 2020 with ROCTAVIAN, the pre-launch inventory costs are expensed to Cost of Sales. If the marketing application is ultimately rejected by the applicable regulators and the pre-launch inventory cannot be sold for commercial use, the pre-launch inventory costs are expensed to R&D. As of December 31, 2022 and 2021, there were no pre-launch inventory costs on our Consolidated Balance Sheets.
Income Taxes
We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. Our Consolidated Balance Sheets reflect net deferred tax assets and liabilities, which are measured using enacted tax rates. The net deferred tax assets primarily represent the tax benefit of tax credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. We utilize financial projections to support our net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our net deferred tax assets. Changes in our valuation allowance will result in a change to tax expense.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net product revenues by product:
VIMIZIM	$663.8	$623.1	$544.4	$40.7	$78.7
NAGLAZYME	443.8	380.4	391.3	63.4	(10.9)
PALYNZIQ	255.0	237.5	171.0	17.5	66.5
KUVAN	227.6	285.8	457.7	(58.2)	(171.9)
VOXZOGO	169.1	5.9	—	163.2	5.9
BRINEURA	154.3	128.0	110.2	26.3	17.8
FIRDAPSE	—	—	1.2	—	(1.2)
Total net product revenues marketed by us	$1,913.6	$1,660.7	$1,675.8	$252.9	$(15.1)
ALDURAZYME net product revenues marketed by Sanofi	128.4	122.8	130.1	5.6	(7.3)
Total net product revenues	$2,042.0	$1,783.5	$1,805.9	$258.5	$(22.4)
The increase in Net Product Revenues in 2022 as compared to 2021 was primarily attributed to the following:
•VOXZOGO: ramp up of commercial sales due to new patients initiating therapy globally following regulatory approvals in late 2021 and 2022;
•NAGLAZYME and VIMIZIM: new patients initiating therapy and the timing of orders in countries that place large government orders, particularly in Latin America, the Middle East and Europe; and
•BRINEURA: higher sales primarily due to new patients initiating therapy globally; partially offset by
•KUVAN: lower sales primarily attributed to increasing generic competition over time as a result of the loss of exclusivity in the U.S. that occurred in October 2020.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which has created and may continue to create significant period to period variation in our revenues.
See the risk factor “The sale of generic versions of KUVAN by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in KUVAN revenues faster than expected” in “Risk Factors” included in Part I, Item 1A of this Annual Report for additional information on risks we face.
We face exposure to movements in foreign currency exchange rates, primarily the Euro, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Sales denominated in USD	$1,008.8	$961.1	$1,063.2	$47.7	$(102.1)
Sales denominated in foreign currencies	1,033.2	822.4	742.7	210.8	79.7
Total net product revenues	$2,042.0	$1,783.5	$1,805.9	$258.5	$(22.4)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(59.0)	$2.3	$(23.3)	$(61.3)	$25.6
Relative to the USD, the unfavorable impact in 2022 was primarily driven by weakening of the Euro, currencies from certain Latin American markets, Japanese Yen and Turkish Lira.
See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K and the risk factor “Our international operations pose currency risks, which may adversely affect our operating and net income” in “Risk Factors” included in Part I, Item 1A of this Annual Report for information on currency exchange rate risk related to our Net Product Revenues.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Royalty and other revenues	$54.0	$62.8	$54.6	$(8.8)	$8.2
The decrease in Royalty and Other Revenues in 2022 as compared to 2021 was primarily due to the absence of license revenues earned from a third party due to their achievement of a regulatory milestone in the first quarter of 2021.
We expect to continue to earn royalties from third parties in the future.
Cost of Sales and Gross Margin
Cost of Sales includes raw materials, personnel, facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, amortization of technology transfer intangible assets and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products and charges for inventory valuation reserves.
The following table summarizes our Cost of Sales and gross margin:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total revenues	$2,096.0	$1,846.3	$1,860.5	$249.7	$(14.2)
Cost of sales	$483.7	$470.5	$524.3	$13.2	$(53.8)
Gross margin	76.9%	74.5%	71.8%	2.4%	2.7%
Cost of Sales increased for 2022 compared to 2021 primarily due to increased sales volumes. Gross margin for 2022 increased compared to 2021 primarily due to lower per unit manufacturing costs, lower inventory reserves and higher sales volume of products with higher margins.
We expect gross margin to range between 77.5% and 79% over the next twelve months.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if we determine that recoverability is highly likely and therefore future revenues are expected. If the related product candidate's marketing application is rejected by the applicable regulators and the likelihood of future revenues for a product candidate become uncertain, the related manufacturing costs are expensed as R&D expenses. We did not have any pre-launch or pre-qualification manufacturing activities capitalized in inventory as of December 31, 2022 and 2021. See "Critical Accounting Estimates — Inventory Produced Prior to Regulatory Approval" above for additional discussion.
R&D expense consisted of the following:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Research and early development	$264.3	$213.8	$186.8	$50.5	$27.0
ROCTAVIAN	119.0	115.1	116.2	3.9	(1.1)
Other approved products	115.8	108.5	133.7	7.3	(25.2)
VOXZOGO	101.0	129.3	130.8	(28.3)	(1.5)
BMN 331	29.9	38.0	42.2	(8.1)	(4.2)
BMN 255	9.0	8.7	8.6	0.3	0.1
Other	10.6	15.4	9.8	(4.8)	5.6
Total R&D expense	$649.6	$628.8	$628.1	$20.8	$0.7
R&D expense increased for 2022 compared to 2021 primarily due to the following:
•higher spend in research and early development programs due to increased costs associated with manufacturing clinical product, Investigational New Drug (IND)-enabling studies for planned IND filings and pre-clinical activities; partially offset by
•a decrease in VOXZOGO related expenses due to capitalization of manufacturing costs and lower regulatory activity costs following the regulatory approvals in the third and fourth quarters of 2021.
We expect R&D expense to increase in future periods compared to 2022, primarily due to higher spend on early research and clinical programs.
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
SG&A expenses consisted of the following:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
S&M expense	$450.3	$405.1	$403.4	$45.2	$1.7
G&A expense	403.7	354.3	334.3	49.4	20.0
Total SG&A expense	$854.0	$759.4	$737.7	$94.6	$21.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
S&M expenses by product were as follows:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
PKU Products (Kuvan and Palynziq)	$122.7	$124.6	$127.5	$(1.9)	$(2.9)
MPS Products (Aldurazyme, Naglazyme and Vimizim)	104.3	102.9	108.1	1.4	(5.2)
VOXZOGO	102.3	75.1	34.5	27.2	40.6
ROCTAVIAN	73.6	54.0	87.3	19.6	(33.3)
BRINEURA	31.4	36.2	37.8	(4.8)	(1.6)
Other	16.0	12.3	8.2	3.7	4.1
Total S&M expense	$450.3	$405.1	$403.4	$45.2	$1.7
The increase in S&M expense for 2022 compared to 2021 was primarily a result of increased activities in 2022 in support of the VOXZOGO commercial launch following EU and U.S. regulatory approvals in the latter half of 2021 and an increase in ROCTAVIAN commercial launch preparation activities in connection with its conditional approval in the EU in August 2022.
The increase in G&A expense was primarily due to increased severance, employee termination benefits and external costs related to our reorganization plan and higher legal expenses, partially offset by lower idle plant time related to maintaining our gene therapy manufacturing facility.
We expect SG&A expense to increase in future periods as we prepare to launch new products and support the expansion of our global brands.
Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets were as follows:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Amortization of intangible assets	$62.8	$61.9	$62.2	$0.9	$(0.3)
Changes in the fair value of contingent consideration	4.4	8.0	4.5	(3.6)	3.5
Total intangible asset amortization and contingent consideration	$67.2	$69.9	$66.7	$(2.7)	$3.2

Gain on sale of nonfinancial assets	$108.0	$—	$52.8	$108.0	$(52.8)
Amortization of intangible assets: the expense in 2022 as compared to 2021 was relatively flat.
Changes in the fair value of contingent consideration: the 2022 decrease in expense as compared to 2021 was attributable to the attainment of milestones during the year equal to €45.0 million.
Gain on Sale of Nonfinancial Assets: the increase in 2022 as compared to 2021 was due to the sale in the first quarter of 2022 of the Priority Review Voucher (PRV) that we received in connection with the FDA approval of VOXZOGO in 2021. In exchange for the PRV, we received a gross lump sum payment of $110.0 million. This amount, net of broker fees, was recognized as a gain on the sale of intangible assets.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income	$18.0	$10.5	$16.6	$7.5	$(6.1)
The increase in Interest Income during 2022 compared to 2021 was primarily due to higher interest rates and total portfolio returns.
We expect Interest Income to be higher over the next 12 months due to anticipated higher interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest expense	$16.0	$15.3	$29.3	$0.7	$(14.0)
Interest Expense in 2022 was relatively flat compared to 2021. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 10 to our accompanying Consolidated Financial Statements for additional information regarding our convertible debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Other Income (Expense), net	$(2.1)	$11.8	$7.1	$(13.9)	$4.7
The decrease in Other Income (Expense), Net in 2022 compared to 2021 was primarily due to the absence of insurance proceeds received in 2021 that were in excess of direct costs incurred as well as attributed to the loss on the fair value of assets held in our nonqualified deferred compensation (NQDC) plan.
Provision for (Benefit from) Income Taxes
Provision for (Benefit from) Income Taxes for the periods presented was as follows:

	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Provision for (benefit from) income taxes	$8.0	$(11.3)	$(903.0)	$19.3	$891.7
Provision for (Benefit from) Income Taxes in 2022 increased compared to 2021, primarily due to taxes on higher income recognized, which includes income recognized in the first quarter of 2022 from the sale of the PRV. Our Provision for (Benefit from) Income Taxes in 2022 and 2021 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises, foreign tax credits, and deferred tax benefits from federal orphan drug credits and federal R&D credits. See Note 15 to our accompanying Consolidated Financial Statements for additional information.
Results of Operations 2021 Compared to 2020
For a discussion of our results of operations pertaining to 2021 as compared to 2020 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments were as follows:

	December 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$724.5	$587.3	$137.2
Short-term investments	567.0	426.6	140.4
Long-term investments	333.9	507.8	(173.9)
Total cash, cash equivalents and investments	$1,625.4	$1,521.7	$103.7
We believe our cash generated from sales of our commercial products, in addition to our cash, cash equivalents and investments, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and investments balances and available revolving loan balances. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash.
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions, could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows for each of the years ended December 31, 2022 and 2021 were as follows:

	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$175.9	$304.5	$(128.6)
Net cash used in investing activities	$(20.0)	$(366.3)	$346.3
Net cash used in financing activities	$(18.7)	$—	$(18.7)
The decrease in net cash provided by operating activities in 2022 compared to 2021 was primarily attributed to the timing of cash receipts from our customers and the absence of a tax refund received in 2021.
The decrease in net cash used in investing activities in 2022 compared to 2021 was primarily attributable to lower net purchases of investments and the $110.0 million gross proceeds from the sale of PRV in the first quarter of 2022.
The increase in net cash used by financing activities in 2022 compared to 2021 was primarily attributed to payments to a third party related to PKU sales milestones that were achieved in 2022, partially offset by higher exercises of awards under our equity incentive plans.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of December 31, 2022 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of December 31, 2022, our indebtedness consisted of our 1.250% senior subordinated convertible notes due in 2027 (the 2027 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and together with the 2027 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in May 2027 and August 2024, respectively.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million that included a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2022, there were no outstanding amounts due on nor any usage of the credit facility and we were in compliance with all covenants.
See Note 10 to our accompanying Consolidated Financial Statements for additional discussion on our convertible debt and credit facility.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of December 31, 2022 were as follows:

Since Program Inception
ROCTAVIAN	$944.1
VOXZOGO	$801.0
BMN 331	$109.9
BMN 255	$34.9
Other approved products	$2,489.0
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
Purchase and Lease Obligations
As of December 31, 2022, we had purchase obligations of approximately $225.5 million, of which $188.7 million is expected to be paid in 2023. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services.
As of December 31, 2022, we had lease payment obligations of $42.3 million, of which $12.0 million is payable within the next 12 months. See Note 9 to our accompanying Consolidated Financial Statements for details on our lease liabilities.
Contingent Obligations
As of December 31, 2022, we had $15.9 million of acquisition-related contingent consideration on our Consolidated Balance Sheets related to our achievement of a PKU sales milestone during the fourth quarter of 2022. The December 31, 2022 balance was subsequently paid in cash in the first quarter of 2023. See Note 17 to our accompanying Consolidated Financial Statements for details on this arrangement.
As of December 31, 2022, we were subject to contingent payments considered reasonably possible of $762.5 million, including $381.5 million and $210.0 million for two early-stage development programs licensed from third parties. See Note 18 to our accompanying Consolidated Financial Statements for additional discussion on our contingent obligations.
Unrecognized Tax Benefits
As of December 31, 2022, our liability for unrecognized tax benefits was $232.9 million. Due to their nature, we cannot reasonably estimate the timing of future payments. See Note 15 to our accompanying Consolidated Financial Statements for a full discussion on our income taxes.

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
Foreign Currency Exchange Rate Risk
Our operations include manufacturing activities in the U.S. and Ireland and sales activities in the U.S. as well as in regions outside the U.S, including Europe, Latin America and Asia Pacific. As a result, our financial results may be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (USD) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker USD and are adversely affected by a stronger USD relative to those foreign currencies in which we transact significant business.
During 2022, approximately 51% of our net product sales were denominated in foreign currencies and 19% of our operating expenses, excluding Cost of Sales, were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we may enter into foreign currency exchange forward contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2022, we had open forward contracts with net notional amounts of $843.4 million. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates as of December 31, 2022 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $83.2 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures as of December 31, 2022, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $20.6 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
We have outstanding $495.0 million (undiscounted) of the 2024 Notes and $600.0 million (undiscounted) of the 2027 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of December 31, 2022, the fair value of our convertible debt was $1.2 billion.
As of December 31, 2022, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, based on our investment portfolio and interest rates for the period ending December 31, 2022, we believe a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $6.3 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Operations unless the investments are sold or we determine that the declines in the investment’s fair values below the cost basis are a result of a credit loss, which, if any, are reported in Other Income (Expense), Net in the current period through an allowance for credit losses.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments as of December 31, 2022 (in millions of U.S. Dollars):

	Expected Maturity
	2023	2024	2025	2026	2027	Total
Available-for-sale debt securities	$579.4	$230.7	$81.4	$13.5	$8.2	$913.2

Average interest rate	4.2%	5.1%	5.1%	4.9%	4.3%	4.5%
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2022. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).
Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2022 was effective at the reasonable assurance level.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2023 annual meeting of stockholders.

Item 11. Executive Compensation
The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2023 annual meeting of stockholders.
The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Other Board Governance Information — Transactions with Related Persons, Promoters and Certain Control Persons,” “Other Board Governance Information — Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2023 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	76
Financial Statements

Reports of Independent Registered Public Accounting Firm (KPMG LLP, San Francisco, CA, Auditor Firm ID: 185)	83

Consolidated Financial Statements as of December 31, 2022 and 2021, and for the three years ended December 31, 2022:
Consolidated Balance Sheets	86
Consolidated Statements of Operations	87
Consolidated Statements of Comprehensive Income (Loss)	88
Consolidated Statements of Changes in Stockholders’ Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91

Exhibit Index

Exhibit Number	Description

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

3.2
Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on December 21, 2022 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.28†
BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation, previously filed with the SEC on October 28, 2022 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

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

10.31†
First Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted June 4, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.32†
Second amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted on October 5, 2021, previously filed with the SEC on February 25, 2022 as Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.33
Asset Purchase Agreement by and between Eli Lilly and Company, BioMarin Pharmaceutical Inc., and BioMarin International Ltd., dated February 8, 2022, previously filed with the SEC on April 29, 2022 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference. Portions of this exhibit have been omitted because they are not material and the type that the registrant treats as private or confidential.

10.34†
Third Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted October 4, 2022, previously filed with the SEC on October 28, 2022 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.35†*	Form of Agreement Regarding Non-Employee Director Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan.

10.36†*	Form of Agreement Regarding Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan.

10.37†*	Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

24.1*	Power of Attorney (Included in Signature Page to this Report)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2022, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2023	By:	/S/ BRIAN R. MUELLER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-JACQUES BIENAIMÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Jean-Jacques Bienaimé

/S/ BRIAN R. MUELLER	Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Brian R. Mueller

/S/ ERIN BURKHART	Group Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Erin Burkhart

/S/ MARK J. ALLES	Director	February 27, 2023
Mark J. Alles

/S/ ELIZABETH MCKEE ANDERSON	Director	February 27, 2023
Elizabeth McKee Anderson

/S/ WILLARD H. DERE, M.D.	Director	February 27, 2023
Willard H. Dere, M.D.

/S/ ELAINE J. HERON	Director	February 27, 2023
Elaine J. Heron

/S/ MAYKIN HO	Director	February 27, 2023
Maykin Ho

/S/ ROBERT J. HOMBACH	Director	February 27, 2023
Robert J. Hombach

/S/ V. BRYAN LAWLIS	Director	February 27, 2023
V. Bryan Lawlis

/S/ RICHARD A. MEIER	Lead Independent Director	February 27, 2023
Richard A. Meier

/S/ DAVID PYOTT	Director	February 27, 2023
David Pyott

/S/ DENNIS J. SLAMON	Director	February 27, 2023
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of variable consideration relating to ALDURAZYME product sales
As described in Notes 1 and 12 to the consolidated financial statements, during the year ended December 31, 2022 the Company recognized $128 million in ALDURAZYME net product revenue. Under its arrangement with Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi, depending on Sanofi’s sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Sanofi’s sales of ALDURAZYME. The Company recognizes this revenue upon satisfying the product performance obligation, which is when the product is shipped to Sanofi and all required quality control certificates are complete.
We identified the evaluation of variable consideration relating to ALDURAZYME net product revenue as a critical audit matter. Evaluating the key assumptions of forecasted Sanofi sales volume and average price per vial involved a high degree of subjective auditor judgment due to the nature of available supporting evidence being limited to Sanofi sales forecasts and historical sales and price data. Changes in these key assumptions could have had a significant impact on ALDURAZYME net product revenue.
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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BioMarin Pharmaceutical Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Francisco, California
February 27, 2023

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2022	December 31, 2021 ⁽¹⁾
ASSETS
Current assets:
Cash and cash equivalents	$724,531	$587,276
Short-term investments	567,006	426,599
Accounts receivable, net	461,316	373,399
Inventory	894,083	776,669
Other current assets	104,521	110,442
Total current assets	2,751,457	2,274,385
Noncurrent assets:
Long-term investments	333,835	507,793
Property, plant and equipment, net	1,073,366	1,035,461
Intangible assets, net	338,569	388,652
Goodwill	196,199	196,199
Deferred tax assets	1,505,412	1,450,161
Other assets	176,236	152,121
Total assets	$6,375,074	$6,004,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$572,959	$498,265
Short-term contingent consideration	15,925	48,232
Total current liabilities	588,884	546,497
Noncurrent liabilities:
Long-term convertible debt, net	1,083,019	1,079,077
Long-term contingent consideration	—	15,167
Other long-term liabilities	100,015	98,362
Total liabilities	1,771,918	1,739,103
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 186,250,719 and 183,912,514 shares issued and outstanding, respectively	186	184
Additional paid-in capital	5,404,895	5,191,502
Company common stock held by the Nonqualified Deferred Compensation Plan	(8,859)	(9,689)
Accumulated other comprehensive income (loss)	(3,867)	14,432
Accumulated deficit	(789,199)	(930,760)
Total stockholders’ equity	4,603,156	4,265,669
Total liabilities and stockholders’ equity	$6,375,074	$6,004,772
(1)Certain December 31, 2021 balances have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022, 2021 and 2020
(In thousands of U.S. Dollars, except per share amounts)

	2022	2021	2020 (1)
REVENUES:
Net product revenues	$2,042,025	$1,783,498	$1,805,861
Royalty and other revenues	54,014	62,777	54,594
Total revenues	2,096,039	1,846,275	1,860,455
OPERATING EXPENSES:
Cost of sales	483,669	470,515	524,272
Research and development	649,606	628,793	628,116
Selling, general and administrative	854,009	759,375	737,669
Intangible asset amortization and contingent consideration	67,193	69,933	66,658
Gain on sale of nonfinancial assets, net	(108,000)	—	(52,820)
Total operating expenses	1,946,477	1,928,616	1,903,895
INCOME (LOSS) FROM OPERATIONS	149,562	(82,341)	(43,440)

Interest income	18,034	10,482	16,610
Interest expense	(15,970)	(15,337)	(29,309)
Other income (expense), net	(2,050)	11,846	7,142
INCOME (LOSS) BEFORE INCOME TAXES	149,576	(75,350)	(48,997)
Provision for (benefit from) income taxes	8,015	(11,270)	(903,026)
NET INCOME (LOSS)	$141,561	$(64,080)	$854,029
EARNINGS (LOSS) PER SHARE, BASIC	$0.76	$(0.35)	$4.72
EARNINGS (LOSS) PER SHARE, DILUTED	$0.75	$(0.35)	$4.50
Weighted average common shares outstanding, basic	185,266	182,852	180,804
Weighted average common shares outstanding, diluted	188,963	182,852	191,678
(1)Certain December 31, 2020 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2022, 2021 and 2020
(In thousands of U.S. Dollars)

	2022	2021	2020 (1)
NET INCOME (LOSS)	$141,561	$(64,080)	$854,029
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $3,247, $1,596 and $(227), respectively	(10,720)	(5,262)	749
Less: reclassifications to net income (loss), net of tax impact of $0, $0 and $(127), respectively	—	—	425
Net change in unrealized holding gain (loss), net of tax	(10,720)	(5,262)	324
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented	29,045	34,379	(23,462)
Less: reclassifications to net income (loss), net of tax impact of $0 for all periods presented	36,624	(1,454)	13,180
Net change in unrealized holding gain (loss), net of tax	(7,579)	35,833	(36,642)

Other	—	—	15
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(18,299)	30,571	(36,303)
COMPREHENSIVE INCOME (LOSS)	$123,262	$(33,509)	$817,726
(1)December 31, 2020 Net Income has been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020
(In thousands of U.S. Dollars and share amounts in thousands)

	2022	2021	2020

Shares of Common Stock, beginning balances	183,913	181,741	179,838
Issuances under equity incentive plans	2,338	2,172	2,421
Repurchase of common stock	—	—	(518)
Shares of Common Stock, ending balances	186,251	183,913	181,741

Total stockholders' equity, beginning balances	$4,270,740	$4,106,002	$3,122,381
Adjustment related to correction of immaterial error (1)	(5,071)	(5,071)	—
Adjusted beginning balance	4,265,669	4,100,931	3,122,381
Common stock:
Beginning balances	184	182	180
Issuances under equity incentive plans, net of tax	2	2	2
Ending balances	186	184	182
Additional paid-in capital:
Beginning balances	5,191,502	4,993,407	4,832,707
Issuances under equity incentive plans, net of tax	14,328	3,389	27,275
Stock-based compensation	199,895	194,856	183,547
Repurchase of common stock	—	—	(50,000)
Change in Common stock held by the NQDC	(830)	(150)	(122)
Ending balances	5,404,895	5,191,502	4,993,407
Treasury stock:
Beginning balances	—	—	—
Purchase of treasury stock	—	—	(50,000)
Retirement of treasury stock	—	—	50,000
Ending balance	—	—	—
Company common stock held by the NQDC:
Beginning balances	(9,689)	(9,839)	(9,961)
Change in Common stock held by the NQDC	830	150	122
Ending balances	(8,859)	(9,689)	(9,839)
Accumulated other comprehensive income (loss):
Beginning balances	14,432	(16,139)	20,164
Other comprehensive income (loss)	(18,299)	30,571	(36,303)
Ending balances	(3,867)	14,432	(16,139)
Accumulated deficit:
Beginning balances	(925,689)	(861,609)	(1,720,709)
Adjustment related to correction of immaterial error	(5,071)	(5,071)	—
Adjusted beginning balance	(930,760)	(866,680)	(1,720,709)
Net income (loss) (1)	141,561	(64,080)	854,029
Ending balances	(789,199)	(930,760)	(866,680)
Total stockholders' equity, ending balances	$4,603,156	$4,265,669	$4,100,931
(1)The years ended December 31, 2021 and 2020 have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(In thousands of U.S. dollars)

	2022	2021	2020 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,561	$(64,080)	$854,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,969	108,039	105,172
Non-cash interest expense	4,117	4,146	16,511
Amortization of premium on investments	3,043	5,155	567
Stock-based compensation	196,308	197,263	189,711
Gain on sale of nonfinancial assets, net	(108,000)	—	(52,820)
Inventory reserves, net of stock-based compensation	—	—	75,609
Deferred income taxes	(52,087)	(15,608)	(889,993)
Unrealized foreign exchange loss (gain)	(14,287)	(1,810)	8,011
Non-cash changes in the fair value of contingent consideration	1,704	8,026	4,500
Other	(2,043)	(2,629)	(997)
Changes in operating assets and liabilities:
Accounts receivable, net	(82,033)	65,574	(59,035)
Inventory	(68,264)	(35,060)	(61,151)
Other current assets	7,822	29,760	18,312
Other assets	(19,859)	(6,593)	(29,007)
Accounts payable and other short-term liabilities	59,018	15,689	(87,025)
Other long-term liabilities	6,933	(3,336)	(7,029)
Net cash provided by operating activities	175,902	304,536	85,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(120,959)	(95,578)	(114,312)
Maturities and sales of investments	619,995	691,049	555,834
Purchases of investments	(611,809)	(937,143)	(529,663)
Proceeds from sale of nonfinancial assets	103,325	—	67,159
Purchase of intangible assets	(10,581)	(23,647)	(23,207)
Investment in convertible note	—	—	(8,709)
Other	—	(994)	(723)
Net cash used in investing activities	(20,029)	(366,313)	(53,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	69,333	49,194	71,913
Taxes paid related to net share settlement of equity awards	(54,283)	(45,805)	(44,638)
Repurchase of common stock	—	—	(50,000)
Proceeds from convertible senior subordinated note offering, net	—	—	585,752
Repayments of convertible debt	—	—	(374,991)
Payments of contingent consideration	(31,095)	—	—
Principal repayments of financing leases	(2,605)	(3,039)	(6,918)
Other	—	(398)	—
Net cash provided by (used in) financing activities	(18,650)	(48)	181,118
Effect of exchange rate changes on cash	32	(57)	(1,150)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,255	(61,882)	211,712
Cash and cash equivalents:
Beginning of period	587,276	649,158	437,446
End of period	$724,531	$587,276	$649,158
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$10,281	$10,395	$12,178
Cash paid for income taxes	$54,372	$18,153	$8,977
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(1,482)	$(4,749)	$(5,184)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$742	$9,428	$(292)
(1)Certain December 31, 2020 balances have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Founded in 1997, BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company dedicated to transforming lives through genetic discovery. The Company develops and commercializes targeted therapies that address the root cause of genetic conditions. The Company's robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. The Company's distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. ROCTAVIAN (formerly known as valoctocogene roxaparvovec) was granted conditional marketing approval in the European Union (EU) on August 24, 2022.
Basis of Presentation
These Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Annual Reports on Form 10-K and include the accounts of BioMarin and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K.
Correction of Immaterial Error
During the third quarter of 2022, the Company became aware of an unrecorded amount due to a third party following the January 2020 sale of the worldwide rights of FIRDAPSE, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome. The Company evaluated the materiality of the previously described error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that the error was not material to any individual current or prior period, nor did it have an effect on the Company’s trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Although the effect of the error was not material to the current or previously issued financial statements, the Company has corrected the accompanying Consolidated Balance Sheets, Statement of Operations, Statement of Comprehensive Income and Statements of Stockholders Equity. As a result, the correction decreased 2020 Net Income and increased the 2020 Accumulated Deficit balance by $5.1 million. Consequently, this had the following impact on certain December 31, 2021 balances: an increase to Accounts Payable and Accrued Liabilities of $6.7 million, a decrease to Total Stockholders’ Equity of $5.1 million, an increase to Deferred Tax Assets of $1.1 million, an increase to Other Assets of $0.4 million and a decrease to Other Long-term Liabilities of $0.1 million.
Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect amounts reported on the Company’s Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results.
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
All marketable securities are classified as available-for-sale. Available-for-sale debt securities are measured and recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in Other Income (Expense), Net in the current period through an allowance for credit losses. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if so, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.
Non-Marketable Equity Securities
The Company records investments in equity securities, other than equity method investments, at fair market value, if fair value is readily determinable. Equity securities with no readily determinable fair values are recorded using the measurement alternative of cost adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer less impairment, if any. Investments in equity securities are recorded in Other Assets on the Company's Consolidated Balance Sheets. Unrealized gains and losses are reported in Other Income (Expense), Net. The Company regularly reviews its non-marketable equity securities for indicators of impairment.
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
Leases
The Company's lease portfolio primarily consists of leases for properties and equipment for administrative, manufacturing and R&D activities. The Company determines if an arrangement is a lease at contract inception. For leases where the Company is the lessee, Right of Use (ROU) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent the lease payment obligation. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset also includes any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Long-lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment, leased ROU assets and finite-lived intangible assets, which includes costs associated with technology transfer to qualify a manufacturing facility for commercial production. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Operations. Impairment charges for finite-lived intangible assets associated with technology transfer costs that are not material are recorded to Cost of Sales in the Consolidated Statements of Operations. Impairment charges related to all other finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.
Capitalized Software
The Company capitalizes software development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps:
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
Net Product Revenues
In the U.S., the Company’s commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) and ALDURAZYME is marketed world-wide by Sanofi. Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company's payment terms vary by customer, jurisdiction or, in some instances, by product. With the exception of Sanofi and certain outcomes-based contracts, most of the Company's payment terms are based on customary commercial terms and are generally less than one year after the customer obtains control. The Company does not adjust revenue for the effects of a significant financing component for contracts if the period between the transfer of control and corresponding payment is expected to be one year or less. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis on the Company’s Consolidated Statements of Operations, in that taxes billed to customers are not included as a component of Net Product Revenues.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Revenue Reserves
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government and commercial rebates, sales returns, and other incentives that are offered within contracts between the Company and its customers, such as specialty pharmacies, hospitals, authorized distributors and government purchasers. Such variable consideration includes rebates, chargebacks, sales returns and other incentives. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, patient outcomes, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.
Government and Commercial Rebates: The Company records reserves for rebates payable under government programs, such as Medicaid, and commercial arrangements, such as managed care rebates, as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix and patient outcomes, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to its reserves.
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
Advertising Expenses
The costs of advertising are presented in SG&A in the Consolidated Statements of Operations and are expensed as incurred. Advertising expenses were $25.2 million, $30.2 million and $29.3 million in 2022, 2021 and 2020, respectively.
Earnings (Loss) Per Common Share
Basic earnings (loss) per share is calculated by dividing Net Income (Loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.
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
Foreign Currency
For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction losses resulting from remeasurement recognized in SG&A in the Consolidated Statements of Operations totaled $11.4 million, $11.7 million and $9.9 million in 2022, 2021 and 2020, respectively.
Derivatives and Hedging Activities
The Company uses foreign currency exchange forward contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the USD, primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from gross product revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
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
The Company’s Level 3 financial assets and liabilities include acquired intangible assets and contingent consideration resulting from business acquisitions. The estimated fair value of acquired finite-lived and indefinite-lived intangible assets and contingent consideration are measured by applying a probability-based income approach utilizing an appropriate discount rate as of the acquisition date. Key assumptions used by management to estimate the fair value of contingent consideration include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Changes in the fair value of contingent consideration can result from changes to one or more inputs, including the estimated probability with respect to regulatory approval, changes in the assumed timing of when milestones are likely to be achieved and changes in assumed discount periods and rates. Contingent consideration is remeasured on a recurring basis and resulting changes in the fair value, due to the revision of key assumptions, are recorded in Intangible Asset Amortization and Contingent Consideration on the Company’s Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during 2022 that the Company believes are of significance or potential significance to the Company.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$463,248	$—	$—	$463,248	$463,248	$—	$—

Level 2:
Money market instruments	248,933	—	—	248,933	248,933	—	—
Corporate debt securities	504,984	34	(11,541)	493,477	1,881	299,153	192,443
U.S. government agency securities	312,720	45	(3,771)	308,994	—	229,846	79,148
Commercial paper	48,103	11	(22)	48,092	10,469	37,623	—
Asset-backed securities	63,151	69	(592)	62,628	—	384	62,244
Subtotal	1,177,891	159	(15,926)	1,162,124	261,283	567,006	333,835
Total	$1,641,139	$159	$(15,926)	$1,625,372	$724,531	$567,006	$333,835

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$301,177	$—	$—	$301,177	$301,177	$—	$—

Level 2:
Money market instruments	285,099	—	—	285,099	285,099	—	—
Corporate debt securities	584,000	386	(2,086)	582,300	—	200,304	381,996
U.S. government agency securities	224,774	182	(325)	224,631	—	146,421	78,210
Commercial paper	68,384	—	—	68,384	1,000	67,384	—
Asset-backed securities	56,936	10	(95)	56,851	—	9,451	47,400
Foreign and other	3,097	141	(12)	3,226	—	3,039	187
Subtotal	1,222,290	719	(2,518)	1,220,491	286,099	426,599	507,793
Total	$1,523,467	$719	$(2,518)	$1,521,668	$587,276	$426,599	$507,793
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.
As of December 31, 2022, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of December 31, 2022 and December 31, 2021, the fair value of the Company’s strategic investments was $23.9 million and $16.5 million, respectively. These investments were recorded in Other Assets on the Company’s Consolidated Balance Sheets.
See Note 1 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(3) INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	December 31,
	2022	2021
Finite-lived intangible assets	$690,871	$677,350
Accumulated amortization	(352,302)	(288,698)
Net carrying value	$338,569	$388,652
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2022:

	Net Balance	Average Remaining Life
Acquired intellectual property	$240,321	5.1 years
Technology transfer	86,578	5.4 years (1)
Repurchased royalty rights	6,188	0.9 years
License payments	5,436	7.7 years
Other	46	0.3 years
Total	$338,569
(1)Certain technology transfer intangible assets have not yet been placed into service. The average remaining life presented is only for those placed into service.
As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets that have been placed into service, was as follows:

Fiscal Year	Amount
2023	$63,688
2024	57,413
2025	38,136
2026	38,136
2027	38,136
Thereafter	25,746
$261,255
In 2022 the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) the Company received from the Food and Drug Administration (FDA) in connection with the U.S. approval of VOXZOGO. As a result of the PRV sale, the Company recognized a $108.0 million net gain on sale of nonfinancial assets in the first quarter of 2022 on the Company's Consolidated Statement of Operations.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31
	2022	2021
Building and improvements	$819,100	$774,923
Manufacturing and laboratory equipment	475,663	444,182
Computer hardware and software	214,829	201,382
Land	90,786	90,418
Leasehold improvements	59,532	55,279
Furniture and equipment	45,762	42,976
Land improvements	26,455	10,132
Construction-in-progress	143,384	136,743
	1,875,511	1,756,035
Accumulated depreciation	(802,145)	(720,574)
Total property, plant and equipment, net	$1,073,366	$1,035,461
Depreciation expense, net of amounts capitalized into inventory, was $38.6 million, $46.1 million and $43.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5) INVENTORY
Inventory consisted of the following:

	December 31
	2022	2021
Raw materials	$131,071	$80,269
Work-in-process	410,656	415,261
Finished goods	352,356	281,139
Total inventory	$894,083	$776,669

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2022	2021
Accounts payable and accrued operating expenses (1)	$231,238	$199,678
Accrued compensation expense	207,573	204,446
Accrued rebates payable	72,654	47,987
Accrued income taxes	16,213	1,213
Accrued royalties payable	13,306	15,215
Foreign currency exchange forward contracts	12,601	6,263
Lease liability	10,375	10,464
Deferred revenue	711	6,956
Other	8,288	6,043
Total accounts payable and accrued liabilities	$572,959	$498,265
(1)The balance as of December 31, 2021 has been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
Reorganization Plan Costs
On October 6, 2022, the Company announced a plan to simplify its organizational design, which included a planned reduction in headcount of approximately 120 employees (representing approximately 4% of the Company’s global workforce), most of whom were from the Company's U.S. operations. The reduction in headcount was substantially completed as of December 31, 2022. In 2022, the Company recorded costs of $23.0 million related to one-time termination severance and employee termination benefits within SG&A expense, of which $11.9 million has been paid as of December 31, 2022. The Company does not expect to incur any significant incremental costs in future periods. The unpaid balance at December 31, 2022 is recorded to Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and is expected to be paid within the next 12 months.
Significant Revenue Rebates and Reserves for Cash Discounts
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2022, 2021 and 2020, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2022:
Accrued rebates	$47,987	$140,260	$(115,593)	$72,654
Reserve for cash discounts	$2,013	$20,351	$(18,725)	$3,639

Year ended December 31, 2021:
Accrued rebates	$65,526	$116,691	$(134,230)	$47,987
Reserve for cash discounts	$1,716	$16,003	$(15,706)	$2,013

Year ended December 31, 2020:
Accrued rebates	$57,163	$113,165	$(104,802)	$65,526
Reserve for cash discounts	$1,889	$17,191	$(17,364)	$1,716

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 to these Consolidated Financial Statements.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Consolidated Financial Statements that are remeasured on a recurring basis as of December 31, 2022 and 2021. Other than the Company’s fixed-rate convertible debt disclosed in Note 10 to these Consolidated Financial Statements, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of December 31, 2022 and 2021. Refer to Notes 2 and 8 to these Consolidated Financial Statements for other financial assets and liabilities measured at fair value.

	Fair Value Measurements as of December 31, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,654	$—	$2,654
Other assets:
NQDC Plan assets	19,867	—	19,867
Restricted investments (1)	2,429	—	2,429
Total other assets	22,296	—	22,296
Total assets	$24,950	$—	$24,950
Liabilities:
Current liabilities:
NQDC Plan liability	$2,654	$—	$2,654
Contingent consideration	—	15,925	15,925
Total current liabilities	2,654	15,925	18,579
Other long-term liabilities:
NQDC Plan liability	19,867	—	19,867
Total other long-term liabilities	19,867	—	19,867
Total liabilities	$22,521	$15,925	$38,446

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
(1)The restricted investments as of December 31, 2022 and 2021 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the periods presented.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2021	$63,399
Milestone payments to Ares Trading S.A. (Merck Serono)	(47,738)
Changes in fair value of contingent consideration	4,399
Realized foreign exchange gain on settlement of contingent consideration	(2,333)
Foreign exchange remeasurement of Euro denominated contingent consideration	(1,802)
Contingent consideration as of December 31, 2022	$15,925

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company's forward contracts designated as hedging instruments have maturities up to 1 year, 9 months. The Company's forward contracts that are considered to be economic hedges that are not designated as hedging instruments have maturities up to 3 months.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Sell	$808,635	$740,667
Purchase	$177,393	$183,256

Derivatives not designated as hedging instruments:
Sell	$218,903	$113,257
Purchase	$6,785	$31,068
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$19,464	$17,357
Other assets	2,059	4,991
Subtotal	$21,523	$22,348

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$12,130	$5,487
Other long-term liabilities	1,074	1,378
Subtotal	$13,204	$6,865

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$1,472	$427

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$471	$776

Total Derivatives Assets	$22,995	$22,775
Total Derivatives Liabilities	$13,675	$7,641
(1)    Refer to Note 1 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following tables summarize the impact of gains and losses from the Company's derivatives on its Consolidated Statements of Operations for the periods presented.

	Years Ended December 31,
	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$48,541	$196
Operating expenses	$(11,917)	$(1,650)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$872	$1,548
As of December 31, 2022, the Company expects to reclassify unrealized losses of $7.2 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 11 to these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) LEASES
The following table presents the Company’s ROU assets and lease liabilities for the periods presented.

		December 31,
Lease Classification	Classification	2022	2021
Assets:
Operating	Other assets	$34,935	$38,198
Financing	Other assets	6,021	8,220
Total ROU assets		$40,956	$46,418
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$8,088	$8,198
Financing	Accounts payable and accrued liabilities	2,287	2,266
Noncurrent:
Operating	Other long-term liabilities	26,329	31,882
Financing	Other long-term liabilities	184	1,960
Total lease liabilities		$36,888	$44,306
Maturities of lease liabilities as of December 31, 2022 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2023	$9,691	$2,341	$12,032
2024	7,586	123	7,709
2025	5,960	53	6,013
2026	4,978	6	4,984
2027	4,341	—	4,341
Thereafter	7,211	—	7,211
Total lease payments	39,767	2,523	42,290
Less: Interest	(5,350)	(52)	(5,402)
Present value of lease liabilities	$34,417	$2,471	$36,888
Lease costs associated with payments under the Company’s leases for the periods presented were as follows:

		Years Ended December 31,
Lease Cost	Classification	2022	2021
Operating (1)	Operating expenses	$13,669	$13,962
Financing:
Amortization	Operating expenses	2,858	3,339
Interest expense	Operating expenses	163	283
Total lease costs		$16,690	$17,584
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
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

	Years Ended December 31,
Other Information	2022	2021
Weighted average remaining lease term (in years):
Operating leases	5.2	6.2
Financing leases	1.7	1.9

Weighted average discount rate:
Operating leases	5.1%	5.0%
Financing leases	5.4%	5.1%
As of December 31, 2022, no leases were expected to commence that would create significant rights and obligations for the Company.

	Years Ended December 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$10,760	$10,664
Financing leases	$165	$283
Cash used in financing activities:
Financing leases	$2,605	$3,039
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,252	$760
Financing leases	$878	$462

(10) DEBT
Convertible Notes
As of December 31, 2022, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	December 31,
	2022	2021
1.250% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(8,941)	(10,971)
2027 Notes, net	591,059	589,029

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(3,040)	(4,952)
2024 Notes, net	491,960	490,048

Total convertible debt, net	$1,083,019	$1,079,077

Fair value of fixed-rate convertible debt (1):
2027 Notes	$647,370	$625,122
2024 Notes	526,230	521,082
Total fair value of fixed-rate convertible debt	$1,173,600	$1,146,204
(1)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 1 to these Consolidated Financial Statements for additional discussion of fair value measurements.
Interest expense on the Company’s fixed-rate convertible debt consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Coupon interest expense	$10,465	$10,465	$12,350
Accretion of discount on convertible notes	3,349	3,339	14,682
Amortization of debt issuance costs	593	593	1,829
Total interest expense on convertible debt	$14,407	$14,397	$28,861
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
See Note 16 to these Consolidated Financial Statements for further discussion of the effect of conversion of the Company's convertible debt on earnings (loss) per common share.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million, which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2022, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

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

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	(23,462)	976	15	(22,471)
Less: gain (loss) reclassified from AOCI	13,180	552	—	13,732
Tax effect	—	(100)	—	(100)
Net current period other comprehensive income (loss)	(36,642)	324	15	(36,303)
AOCI balance at December 31, 2020	$(20,028)	$3,889	$—	$(16,139)
Other comprehensive income (loss) before reclassifications	34,379	(6,858)	—	27,521
Less: gain (loss) reclassified from AOCI	(1,454)	—	—	(1,454)
Tax effect	—	1,596	—	1,596
Net current period other comprehensive income (loss)	35,833	(5,262)	—	30,571
AOCI balance at December 31, 2021	$15,805	$(1,373)	$—	$14,432
Other comprehensive income (loss) before reclassifications	29,045	(13,967)	—	15,078
Less: gain (loss) reclassified from AOCI	36,624	—	—	36,624
Tax effect	—	3,247	—	3,247
Net current period other comprehensive income (loss)	(7,579)	(10,720)	—	(18,299)
AOCI balance at December 31, 2022	$8,226	$(12,093)	$—	$(3,867)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(12) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Years Ended December 31,
	2022	2021	2020
Net product revenues by product:
VIMIZIM	$663,739	$623,145	$544,257
NAGLAZYME	443,794	380,449	391,298
PALYNZIQ	255,032	237,474	170,983
KUVAN	227,577	285,776	457,736
VOXZOGO	169,128	5,855	—
BRINEURA	154,333	128,034	110,192
FIRDAPSE	—	—	1,288
Total net product revenues marketed by the Company	1,913,603	1,660,733	1,675,754
ALDURAZYME net product revenues marketed by Sanofi	128,422	122,765	130,107
Total net product revenues	2,042,025	1,783,498	1,805,861
Royalty and other revenues	54,014	62,777	54,594
Total revenues	$2,096,039	$1,846,275	$1,860,455
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

	Years Ended December 31,
	2022	2021	2020
United States	$684,284	$657,700	$756,863
Europe	650,952	558,952	498,725
Latin America	266,801	191,151	205,862
Rest of world	311,566	252,930	214,304
Total net product revenues marketed by the Company	1,913,603	1,660,733	1,675,754
ALDURAZYME net product revenues marketed by Sanofi	128,422	122,765	130,107
Total net product revenues	$2,042,025	$1,783,498	$1,805,861
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Years Ended December 31,
	2022	2021	2020
Customer A	16%	18%	16%
Customer B	12%	14%	15%
Customer C	9%	10%	12%
Total	37%	42%	43%

On a consolidated basis, two customers accounted for 22% and 15% of the Company’s December 31, 2022 accounts receivable balance, respectively, compared to December 31, 2021 when two customers accounted for 28% and 16% of the

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
accounts receivable balance, respectively. As of December 31, 2022 and 2021, the accounts receivable balance for Sanofi included $68.8 million and $67.9 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company's global revenue sources and its business operations were impacted by the COVID-19 pandemic during the year ended December 31, 2022, 2021, and 2020, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients. While the extent and duration of such effects remain uncertain and difficult to predict, the Company does not expect significant impacts to its operating results and financial condition as a result of the COVID-19 pandemic in future periods.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
Long-lived assets, which consist of net property, plant and equipment and ROU assets are summarized by geographic region in the following table.

	December 31,
	2022	2021
Long-lived assets by geography:
United States	$786,509	$763,847
Ireland	309,180	304,748
Rest of world	18,633	13,284
Total long-lived assets	$1,114,322	$1,081,879
(13) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2022, an aggregate of approximately 41.5 million unissued shares was authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan (2017 EIP) and the ESPP. Under the 2017 EIP, shares issued and outstanding under the Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan) and the 2017 Equity Incentive Plan that expire or are forfeited generally become available for future issuance under the 2017 Equity Incentive Plan. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 1 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.
2017 Equity Incentive Plan
The 2017 EIP provides for awards of RSUs and stock options as well as other forms of equity compensation. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSU Awards with Performance-based Vesting Conditions (PRSUs) generally vest over a three-year period on a cliff basis three years after the grant date. Stock option awards granted to employees generally vest over a four-year period on a cliff basis 12 months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally 10 years from the grant date. As of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

December 31, 2022, approximately 27.7 million shares were authorized and reserved for future issuance under the 2017 Equity Incentive Plan.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was most recently amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2022, the Company issued 0.3 million shares under the ESPP. As of December 31, 2022, approximately 7.0 million shares were authorized and 2.8 million shares reserved for future issuance under the ESPP.
Board of Director Grants
On the date of the Company’s annual meeting of stockholders for a given year, each re-elected Independent Director receives an RSU grant valued at $400,000, with the number of RSUs to be granted calculated based on the thirty-day trailing average closing price of the Company’s common stock on the Nasdaq Global Select Market. The annual RSU grant for a director who has served for less than a year is prorated to the nearest quarter of the calendar year. The RSUs subject to the annual award vest in full on the one-year anniversary of the grant date, subject to each respective Director providing service to the Company through such vesting date. Upon election or appointment, a new Independent Director will receive an RSU grant on the same terms as the annual award, pro-rated for amount and vesting to the nearest quarter for the time such new Independent Director will serve prior to the Company’s next annual meeting of stockholders.
Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2022	2021	2020
Cost of sales	$17,709	$22,357	$26,246
Research and development	61,702	67,196	61,942
Selling, general and administrative	116,897	107,710	101,523
Total stock-based compensation expense	$196,308	$197,263	$189,711
Stock-based compensation of $21.3 million, $20.0 million and $20.1 million was capitalized into inventory for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of activity related to RSUs with service-based vesting conditions under the Company's plan for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2021	4,437,512	$80.38
Granted	2,266,150	$79.43
Vested	(1,609,186)	$81.68
Forfeited	(574,730)	$79.55
Non-vested units as of December 31, 2022	4,519,746	$79.55
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2022, 2021 and 2020, was $79.43, $78.46 and $77.13, respectively. The total intrinsic value of restricted stock that vested and released in the years ended December 31, 2022, 2021 and 2020, was $130.1 million, $117.2 million and $109.9 million respectively.
As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $251.2 million was expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Unit Awards with Performance-based Vesting Conditions
Below is a summary of activity related to RSUs with vesting conditions based on performance targets under the Company's plan for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2021	437,049	$78.78
Granted	147,840	$78.27
Vested	(102,489)	$82.60
Forfeited	(34,738)	$65.09
Non-vested units as of December 31, 2022	447,662	$78.75
The weighted-average grant date fair value of the PRSUs for the years ended December 31, 2022, 2021 and 2020, was $78.27, $78.09 and $84.17, respectively.
Non-vested PRSUs included grants with vesting contingent upon the achievement of a three-year Non-GAAP income target, upon the achievement of a three-year Core Operating margin target, vesting contingent upon achievement of a three-year strategic goal target and vesting contingent upon achievement of certain regulatory milestones. The awarded PRSUs generally vest over a three-year service period on a cliff basis. The Company evaluated the targets in the context of its current long-range financial plan, its product candidate development pipeline and planned regulatory activity and determined that attainment of each grant target was probable for accounting purposes commencing in the quarter granted. The number of shares that may be earned range between 50% and 200% of the base PRSUs.
As of December 31, 2022, total unrecognized compensation expense related to non-vested PRSUs of $12.8 million was expected to be recognized over a weighted average period of 1.2 years.

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
Below is a summary of activity related to RSUs with market-based vesting conditions under the Company's plan for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2021	350,860	$123.73
Granted	147,770	$124.67
Vested	(89,640)	$143.92
Forfeited	(12,870)	$120.72
Non-vested units as of December 31, 2022	396,120	$119.61
The grant date fair values and assumptions used to determine the grant date fair value of TSR-RSUs granted during the periods presented were as follows:

	Years Ended December 31,
	2022	2021	2020
Grant date fair value	$124.67	117.52	$112.12 – $217.65
Expected volatility	24.5 – 157.6%	24.7 – 161.7%	21.3 – 159.9%
Dividend yield	0.0%	0.0%	0.0%
Expected term	2.8 years	2.8 years	2.5 – 2.8 years
Risk-free interest rate	2.0%	0.3%	0.2 – 0.4%
As of December 31, 2022, total unrecognized compensation expense of $17.1 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 1.8 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2022. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2021	6,449,692	$78.79		$80,857
Granted	695,180	$78.67
Exercised	(943,038)	$55.80
Expired and forfeited	(258,299)	$79.20
Options outstanding as of December 31, 2022	5,943,535	$82.41	4.9	$132,395
Options unvested as of December 31, 2021	1,255,818	$78.64	8.6	$31,309
Exercisable at December 31, 2022	4,687,717	$83.42	3.9	$101,085
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $103.49, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 30, 2022.
The weighted-average fair value per stock options granted in the years ended December 31, 2022, 2021 and 2020, were $32.45, $31.61 and $27.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, were $32.1 million, $40.7 million and $71.9 million, respectively, determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	38.1 – 40.5%	39.4 – 41.6%	36.5 – 42.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term	4.7 – 6.1 years	4.7 – 6.0 years	4.6 – 5.9 years
Risk-free interest rate	2.1 – 4.2%	0.7 – 1.3%	0.3 – 1.7%
As of December 31, 2022, total unrecognized compensation cost related to unvested stock options of $31.5 million was expected to be recognized over a weighted average period of 2.5 years. The net tax expense from stock options exercised during the year ended December 31, 2022 was $0.2 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Purchase Rights
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	28.6 – 69.2%	23.7 – 69.2%	30.6 – 69.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term	0.5 – 2.0 years	0.5 – 2.0 years	0.5 – 2.0 years
Risk-free interest rate	0.04 – 4.75%	0.04 – 2.4%	0.1 – 2.8%
As of December 31, 2022, total unrecognized compensation cost related to unvested stock purchase rights under the ESPP of $14.0 million was expected to be recognized over a weighted average period of 1.3 years.
(14) OTHER EMPLOYEE BENEFITS
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan) for eligible U.S. employees. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or the annual statutory contribution limit. The Company’s matching contribution vests immediately and was approximately $30.8 million, $31.6 million and $26.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Compensation Plan
The Company maintains the Nonqualified Deferred Compensation (NQDC) plan under which eligible directors and key employee may defer compensation. The NQDC prohibits the diversification of deferrals of Company stock. Company stock issued and held by the NQDC is accounted for similarly to treasury stock in that the fair value of the employer stock was determined on the grant date and the shares are issued into the NQDC when the restricted stock vests. The corresponding deferred compensation obligation is classified as equity with no changes in the fair value of Company stock held in the NQDC recognized in earnings. Other contributions held in the NQDC are classified as trading securities, recorded at fair value with the corresponding deferred compensation obligation classified as a liability and subsequent changes in the fair value of these non-BioMarin investments are recognized in earnings in the period they occur.
See Note 7 to these Consolidated Financial Statements for additional discussion on the fair value and presentation of the NQDC assets and liabilities.
(15) INCOME TAXES
The Provision for (Benefit from) Income Taxes was based on Income (Loss) before Income Taxes as follows:

	Years Ended December 31,
	2022	2021	2020 (1)
U.S. Source	$(299,403)	$(259,258)	$(169,614)
Non-U.S. Source	448,979	183,908	120,617
Income (loss) before income taxes	$149,576	$(75,350)	$(48,997)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The U.S. and foreign components of the Provision for (Benefit from) Income Taxes were as follows:

	Years Ended December 31,
	2022	2021	2020 (1)
Provision for (benefit from) income taxes
Federal	$12,798	$(2,038)	$(15,073)
State and local	5,058	1,339	998
Foreign	42,246	5,037	1,042
	60,102	4,338	(13,033)
Provision for (benefit from) deferred income taxes:
Federal	(79,270)	(29,895)	(46,124)
State and local	(5,143)	(1,230)	(5,321)
Foreign	32,326	15,517	(838,548)
	(52,087)	(15,608)	(889,993)
Provision for (benefit from) income taxes	$8,015	$(11,270)	$(903,026)
(1)Certain December 31, 2020 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
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
The tax deductions related to the amortization of these transferred intellectual property rights will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax asset resulting from this transaction and has not recorded a valuation allowance as of December 31, 2022 and 2021.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following is a reconciliation of the statutory federal income tax benefit to the Company’s effective tax rate:

	December 31,
	2022	2021	2020 (3)
Federal statutory income tax rate	$31,412	$(15,824)	$(10,289)
State and local taxes	(1,017)	509	(3,467)
Orphan Drug & General Business Credit	(35,674)	(29,363)	(44,114)
Stock compensation expense	6,433	7,859	(1,101)
Foreign Source Income Subject to US Tax	(5,644)	16,878	6,266
Foreign tax rate differential (1) (2)	(4,051)	(16,971)	(16,238)
Section 162(m) limitation	6,577	6,304	9,571
Tax Reserves	18,043	15,530	2,166
Intra-entity transfer of assets	(18,752)	(3,920)	(852,338)
CARES act carryback claim	—	—	(2,201)
Valuation allowance/deferred benefit	7,851	6,821	6,876
Other	2,837	907	1,843
Effective income tax rate	$8,015	$(11,270)	$(903,026)
(1)For the year ended December 31, 2022, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and is offset by the PRV income taxed at a higher tax rate.
(2)For the year ended December 31, 2021, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and includes the recognition of the valuation allowance against a portion of the deferred tax assets of the Company’s Dutch subsidiary of $9.3 million.
(3)Certain December 31, 2020 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2022	2021
Net deferred tax assets:
Net operating loss carryforwards	$20,657	$25,936
Tax credit carryforwards (1)	555,319	564,109
Accrued expenses, reserves, and prepaids	88,697	72,759
Intangible assets	836,402	875,311
Capitalized research and development expenses	103,212	—
Stock-based compensation	49,472	50,910
Lease liabilities	5,757	7,422
Inventory	22,726	25,169
Other	5,596	1,942
Valuation allowance	(116,299)	(109,176)
Total deferred tax assets	1,571,539	1,514,382

Joint venture basis difference	(745)	(1,665)
Acquired intangibles	(1,138)	(1,250)
ROU Assets	(5,347)	(6,808)
Property, plant and equipment	(58,897)	(54,498)
Total deferred tax liabilities	(66,127)	(64,221)
Net deferred tax assets	$1,505,412	$1,450,161

(1)Certain December 31, 2021 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The increase in net deferred tax assets is primarily related to capitalization of research and development expenses offset by a decrease in intangible assets.
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
As of December 31, 2022, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$3,628	2030-2033
Federal R&D and orphan drug credit carryforwards	$585,322	2024-2042
State net operating loss carryforwards	$186,594	2023-2042
Dutch net operating loss carryforwards	$38,912	Indefinite
Not included in the table above are $152.7 million of state research credit carryovers that will carry forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021, is as follows:

	December 31,
	2022	2021
Balance at beginning of period	$205,095	$182,564
Additions based on tax positions related to the current year	26,762	23,499
(Deletions) Additions for tax positions of prior years	1,017	(786)
Lapse of statute of limitations	(18)	(182)
Balance at end of period	$232,856	$205,095
Included in the balance of unrecognized tax benefits as of December 31, 2022 were potential benefits of $223.3 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2022. The Company believes it will not have any material decreases in its previously unrecognized tax benefits within the next twelve months.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $17.3 million as of December 31, 2022, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.
(16) EARNINGS (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs, the Company's common stock held by the NQDC and contingent issuances of common stock related to the Company's convertible debt.
The following table sets forth the computation of basic and diluted earnings (loss) per common share (common shares in thousands):

	Years Ended December 31,
	2022	2021	2020 (1)
Numerator:
Net income (loss), basic	$141,561	$(64,080)	$854,029
Add: Interest expense, net of tax, on the Notes	—	—	8,313
Net income/(loss), diluted	$141,561	$(64,080)	$862,342
Denominator:
Weighted-average common shares outstanding, basic	185,266	182,852	180,804
Effect of dilutive securities:
Issuances under equity incentive plans	3,697	—	4,030
Common stock issuable under the Notes	—	—	6,844
Weighted-average common shares outstanding, diluted	188,963	182,852	191,678
Earnings (loss) per common share, basic	$0.76	$(0.35)	$4.72
Earnings (loss) per common share, diluted	$0.75	$(0.35)	$4.50
(1)Certain December 31, 2020 amounts have been corrected for an immaterial error identified in the third quarter of 2022. See Note 1 to these Consolidated Financial Statements for details.
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings (loss) per common share as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2022	2021	2020
Issuances under equity incentive plans	8,148	12,450	7,836
Common stock issuable under the Notes	8,335	8,335	—
Total number of potentially issuable shares	16,483	20,785	7,836
See Note 10 to these Consolidated Financial Statements for information on the Notes.

(17) LICENSE AND COLLABORATION AGREEMENTS
In October 2019, the Company entered into a worldwide, exclusive licensing agreement with a third party for tralesinidase alfa (formerly referred to as BMN 250), an investigational enzyme replacement therapy to treat Sanfilippo Syndrome Type B. In consideration, the Company received an upfront payment of $3.0 million, a minority 15% equity ownership interest in the licensee, and is entitled to receive royalties on net sales of tralesinidase alfa and milestone payments if certain development, regulatory and

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
sales milestones are met by the licensee. Subsequently, the third party licensee raised additional funding and issued the Company incremental shares to maintain its 15% minority interest.
The Company evaluated the design and purpose of the third-party licensee and determined that it is a variable interest entity (VIE), as the equity-at-risk is insufficient to support the licensee’s operations. The Company has concluded that it is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly impact its performance. The Company is accounting for the minority equity investment at cost, less impairment, if any, adjusted for observable price changes, as it does not exercise significant influence over the operations of the licensee. Other than providing the licensee with specified transition services, the Company has no other involvement with the operations of the VIE as of December 31, 2022. As a result, the Company's loss exposure is limited to the value of the equity investment of $12.6 million which is included in Other Assets on the Company’s Consolidated Balance Sheets as of December 31, 2022.
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
On October 1, 2015, the Company entered into an agreement with Ares Trading S.A. (Merck Serono) under which the Company acquired all global rights to KUVAN and PALYNZIQ from Merck Serono, with the exception of KUVAN in Japan. Previously, the Company had exclusive rights to KUVAN in the U.S. and Canada and PALYNZIQ in the U.S. and Japan. Pursuant to the amended and restated KUVAN Agreement, if future sales milestones were met, the Company was obligated to pay Merck Serono up to a maximum of €60.0 million, all of which were met as of December 31, 2022, €15.0 million of which was unpaid as of December 31, 2022. Pursuant to the Pegvaliase Agreement, the Company also paid Merck Serono €125.0 million in cash when the PALYNZIQ development milestones were achieved.
In October 2012, the Company licensed to Catalyst Pharmaceutical Partners, Inc. (Catalyst) the North American rights to develop and market FIRDAPSE, the Company's former commercial product for the treatment of Lambert-Eaton myasthenic syndrome. In exchange for the North American rights to FIRDAPSE, commencing in the first quarter of 2019 the Company receives royalties of 7% to 10% on net product sales of FIRDAPSE in North America. In January 2020, the Company completed the sale of worldwide rights to FIRDAPSE to a third party. The Company retained the rights to receive the royalties from Catalyst. See Note 1 to these Consolidated Financial Statements for further information about the FIRDAPSE sale.
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
(18) COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time the Company is involved in legal actions arising in the normal course of its business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters could adversely affect the Company, its results of operations, financial condition or cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable based on existing information. The Company accrues for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. Liabilities are evaluated and refined each reporting period as additional information is known. Any receivables for insurance recoveries for these liability claims are recorded as assets when it is probable that a recovery will be realized.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company is involved in various purported shareholder class action and derivative lawsuits filed against the Company and certain officers and directors. For example, there are shareholder class actions alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act) for making materially false or misleading statements regarding information for two of its clinical products. The estimated long-term loss contingency recorded on the Company's Consolidated Balance Sheets was $13.0 million as of December 31, 2022. The same amount was recorded for expected insurance recoveries. Legal proceedings may occur that may result in a change in the estimated loss accrued by the Company. While it is not feasible to predict the outcome of such proceedings and exposures with certainty, management believes this should not have a material adverse effect on the Company’s Consolidated Balance Sheets, Statement of Operations or Statement of Cash Flows.
Contingent Payments
As of December 31, 2022, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $762.5 million, which included $381.5 million and $210.0 million for two early stage development programs licensed from third parties.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of December 31, 2022, such commitments were estimated at approximately $225.5 million, of which $188.7 million is expected to be paid in 2023. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.