Form 10-Q
period 2023-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2023-04-28
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 187,700,942 shares of common stock, par value $0.001, outstanding as of April 25, 2023.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on February 27, 2023. You should carefully consider that information before you make an investment decision.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2023 and December 31, 2022
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$580,074	$724,531
Short-term investments	572,017	567,006
Accounts receivable, net	597,913	461,316
Inventory	918,921	894,083
Other current assets	173,180	104,521
Total current assets	2,842,105	2,751,457
Noncurrent assets:
Long-term investments	340,635	333,835
Property, plant and equipment, net	1,068,142	1,073,366
Intangible assets, net	325,989	338,569
Goodwill	196,199	196,199
Deferred tax assets	1,510,568	1,505,412
Other assets	150,057	176,236
Total assets	$6,433,695	$6,375,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$598,231	$572,959
Short-term contingent consideration	—	15,925
Total current liabilities	598,231	588,884
Noncurrent liabilities:
Long-term convertible debt, net	1,084,006	1,083,019
Other long-term liabilities	92,415	100,015
Total liabilities	1,774,652	1,771,918
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 187,601,106 and 186,250,719 shares issued and outstanding, respectively	188	186
Additional paid-in capital	5,417,873	5,404,895
Company common stock held by the Nonqualified Deferred Compensation Plan	(9,949)	(8,859)
Accumulated other comprehensive loss	(10,722)	(3,867)
Accumulated deficit	(738,347)	(789,199)
Total stockholders’ equity	4,659,043	4,603,156
Total liabilities and stockholders’ equity	$6,433,695	$6,375,074
(1)December 31, 2022 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2023 and 2022
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Net product revenues	$586,426	$505,525
Royalty and other revenues	9,989	13,834
Total revenues	596,415	519,359
OPERATING EXPENSES:
Cost of sales	126,549	116,965
Research and development	171,846	160,836
Selling, general and administrative	223,003	194,619
Intangible asset amortization and contingent consideration	15,670	17,612
Gain on sale of nonfinancial assets, net	—	(108,000)
Total operating expenses	537,068	382,032
INCOME FROM OPERATIONS	59,347	137,327

Interest income	11,943	1,820
Interest expense	(3,703)	(3,806)
Other expense, net	(10,830)	(1,154)
INCOME BEFORE INCOME TAXES	56,757	134,187
Provision for income taxes	5,905	13,389
NET INCOME	$50,852	$120,798
EARNINGS PER SHARE, BASIC	$0.27	$0.66
EARNINGS PER SHARE, DILUTED	$0.27	$0.63
Weighted average common shares outstanding, basic	186,667	183,990
Weighted average common shares outstanding, diluted	194,363	194,886

COMPREHENSIVE INCOME	$43,997	$105,489

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Shares of common stock, beginning balances (1)	186,251	183,913
Issuances under equity incentive plans	1,350	989
Shares of common stock, ending balances	187,601	184,902

Total stockholders' equity, beginning balances (1)	$4,603,156	$4,265,669
Common stock:
Beginning balances (1)	186	184
Issuances under equity incentive plans, net of tax	2	1
Ending balances	188	185
Additional paid-in capital:
Beginning balances (1)	5,404,895	5,191,502
Issuances under equity incentive plans, net of tax	(42,440)	(33,633)
Stock-based compensation	54,328	48,718
Common stock held by the Nonqualified Deferred Compensation Plan (the NQDC)	1,090	(300)
Ending balances	5,417,873	5,206,287
Company common stock held by the NQDC:
Beginning balances (1)	(8,859)	(9,689)
Common stock held by the NQDC	(1,090)	300
Ending balances	(9,949)	(9,389)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(3,867)	14,432
Other comprehensive income (loss)	(6,855)	(15,309)
Ending balances	(10,722)	(877)
Accumulated Deficit:
Beginning balances (1)	(789,199)	(930,760)
Net income	50,852	120,798
Ending balances	(738,347)	(809,962)
Total stockholders' equity, ending balances	$4,659,043	$4,386,244
(1)The beginning balances for the three-month period were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2023 and 2022
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,852	$120,798
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,421	27,343
Non-cash interest expense	1,029	1,033
Amortization of premium (accretion of discount) on investments	(1,970)	1,652
Stock-based compensation	53,695	47,833
Gain on sale of nonfinancial assets, net	—	(108,000)
Loss on equity investment	12,650	—
Deferred income taxes	(6,360)	4,800
Unrealized foreign exchange loss (gain)	6,615	(6,887)
Non-cash changes in the fair value of contingent consideration	—	1,989
Other	(222)	700
Changes in operating assets and liabilities:
Accounts receivable, net	(138,796)	(54,813)
Inventory	(14,098)	1,125
Other current assets	(36,001)	(8,011)
Other assets	(323)	1,440
Accounts payable and other short-term liabilities	(31,686)	(78,143)
Other long-term liabilities	4,262	1,710
Net cash used in operating activities	(73,932)	(45,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,456)	(28,817)
Maturities and sales of investments	215,118	155,818
Purchases of investments	(220,364)	(147,361)
Proceeds from sale of nonfinancial assets	—	110,000
Purchase of intangible assets	(310)	(1,858)
Net cash provided by (used in) investing activities	(30,012)	87,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	21,169	8,235
Taxes paid related to net share settlement of equity awards	(51,422)	(32,949)
Payments of contingent consideration	(9,475)	—
Principal repayments of financing leases	(1,014)	(566)
Net cash used in financing activities	(40,742)	(25,280)
Effect of exchange rate changes on cash	229	1,093
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144,457)	18,164
Cash and cash equivalents:
Beginning of period	$724,531	$587,276
End of period	$580,074	$605,440
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,437	$1,422
Cash paid for income taxes	$4,364	$1,316
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(8,430)	$(2,481)
Decrease in accounts payable and accrued liabilities related to intangible assets	$(1,478)	$(637)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Founded in 1997, BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company dedicated to transforming lives through genetic discovery. The Company develops and commercializes targeted therapies that address the root cause of genetic conditions. The Company's robust research and development (R&D) capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. The Company's distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other period.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at March 31, 2023 and December 31, 2022.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$279,268	$—	$—	$279,268	$279,268	$—	$—

Level 2:
Money market instruments	300,806	—	—	300,806	300,806	—	—
Corporate debt securities	427,594	189	(8,333)	419,450	—	262,700	156,750
U.S. government agency securities	410,940	411	(2,376)	408,975	—	290,059	118,916
Commercial paper	15,325	2	(9)	15,318	—	15,318	—
Asset-backed securities	69,314	42	(447)	68,909	—	3,940	64,969
Subtotal	1,223,979	644	(11,165)	1,213,458	300,806	572,017	340,635
Total	$1,503,247	$644	$(11,165)	$1,492,726	$580,074	$572,017	$340,635

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$463,248	$—	$—	$463,248	$463,248	$—	$—

Level 2:
Money market instruments	248,933	—	—	248,933	248,933	—	—
Corporate debt securities	504,984	34	(11,541)	493,477	1,881	299,153	192,443
U.S. government agency securities	312,720	45	(3,771)	308,994	—	229,846	79,148
Commercial paper	48,103	11	(22)	48,092	10,469	37,623	—
Asset-backed securities	63,151	69	(592)	62,628	—	384	62,244
Subtotal	1,177,891	159	(15,926)	1,162,124	261,283	567,006	333,835
Total	$1,641,139	$159	$(15,926)	$1,625,372	$724,531	$567,006	$333,835
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of March 31, 2023, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s strategic investments was $11.3 million and $23.9 million, respectively. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the first quarter of 2023, based on new developments, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The loss on the equity investment due to impairment was recorded to Other Expense, Net on the Company’s Condensed Consolidated Statements Of Comprehensive Income. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s non-marketable securities policy.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$138,933	$131,071
Work-in-process	437,109	410,656
Finished goods	342,879	352,356
Total inventory	$918,921	$894,083
Property, Plant and Equipment, Net consisted of the following:

	March 31, 2023	December 31, 2022
Property, plant and equipment, gross	$1,875,086	$1,875,511
Accumulated depreciation	(806,944)	(802,145)
Total property, plant and equipment, net	$1,068,142	$1,073,366
Depreciation expense, net of amounts capitalized into inventory, for the three months ended March 31, 2023 and 2022 was $10.3 million and $11.7 million, respectively.
Intangible Assets, Net consisted of the following:

	March 31, 2023	December 31, 2022
Finite-lived intangible assets	$693,356	$690,871
Accumulated amortization	(367,367)	(352,302)
Net carrying value	$325,989	$338,569

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accounts payable and accrued operating expenses	$264,778	$231,238
Accrued compensation expense	134,372	207,573
Accrued rebates payable	87,761	72,654
Accrued short-term loss contingency	39,000	—
Accrued income taxes	22,387	16,213
Foreign currency exchange forward contracts	15,956	12,601
Accrued royalties payable	14,797	13,306
Lease liabilities	9,251	10,375
Other	9,929	8,999
Total accounts payable and accrued liabilities	$598,231	$572,959
Reorganization Plan
On October 6, 2022, the Company announced a plan to simplify its organization that included a planned reduction in force of approximately 120 employees (representing approximately 4% of our global workforce), which was substantially completed as of December 31, 2022. The Company recorded costs of $23.0 million in 2022 and an additional $2.1 million in the first quarter of 2023 related to one-time termination severance and employee termination benefits within Selling, General and Administrative in the

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Company’s Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2023, $19.3 million has been paid to date, of which $7.5 million was paid in 2023. The Company does not expect to incur significant incremental costs in future periods. The unpaid balance at March 31, 2023 was recorded to Accounts Payable and Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheet and is expected to be paid in 2023.
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of March 31, 2023 and December 31, 2022. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of March 31, 2023 or December 31, 2022.

	Fair Value Measurements as of March 31, 2023
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,948	$—	$1,948
Other assets:
NQDC Plan assets	23,958	—	23,958
Restricted investments (1)	2,366	—	2,366
Total other assets	26,324	—	26,324
Total assets	$28,272	$—	$28,272
Liabilities:
Current liabilities:
NQDC Plan liability	$1,948	$—	$1,948
Other long-term liabilities:
NQDC Plan liability	23,958	—	23,958
Total liabilities	$25,906	$—	$25,906

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements as of December 31, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,654	$—	$2,654
Other assets:
NQDC Plan assets	19,867	—	19,867
Restricted investments (1)	2,429	—	2,429
Total other assets	22,296	—	22,296
Total assets	$24,950	$—	$24,950
Liabilities:
Current liabilities:
NQDC Plan liability	$2,654	$—	$2,654
Contingent consideration	—	15,925	15,925
Total current liabilities	2,654	15,925	18,579
Other long-term liabilities:
NQDC Plan liability	19,867	—	19,867
Total liabilities	$22,521	$15,925	$38,446
(1)    The restricted investments at March 31, 2023 and December 31, 2022 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2023.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2022	$15,925
Milestone payments to Ares Trading S.A. (Merck Serono)	(16,255)
Realized foreign exchange loss on settlement of contingent consideration	330
Contingent consideration as of March 31, 2023	$—
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Sell	$781,346	$808,635
Purchase	$172,819	$177,393

Derivatives not designated as hedging instruments:
Sell	$266,645	$218,903
Purchase	$4,317	$6,785
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$14,329	$19,464
Other assets	1,149	2,059
Subtotal	$15,478	$21,523

Liability Derivatives
Accounts payable and accrued liabilities	$15,805	$12,130
Other long-term liabilities	2,144	1,074
Subtotal	$17,949	$13,204

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$116	$1,472
Liability Derivatives
Accounts payable and accrued liabilities	$151	$471

Total Derivatives Assets	$15,594	$22,995
Total Derivatives Liabilities	$18,100	$13,675
For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended March 31,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$3,470	$5,572
Operating expenses	$(456)	$(1,379)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(4,163)	$1,292
As of March 31, 2023, the Company expects to reclassify unrealized loss of $1.7 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.
(6) DEBT
Convertible Notes
As of March 31, 2023, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2023	December 31, 2022
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(8,433)	(8,941)
2027 Notes, net	591,567	591,059

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(2,561)	(3,040)
2024 Notes, net	492,439	491,960

Total convertible debt, net	$1,084,006	$1,083,019

Fair value of fixed-rate convertible debt (1):
2027 Notes	$623,616	$647,370
2024 Notes	507,355	526,230
Total fair value of fixed-rate convertible debt	$1,130,971	$1,173,600
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2023	2022
Coupon interest expense	$2,616	$2,616
Accretion of discount on convertible notes	839	836
Amortization of debt issuance costs	148	148
Total interest expense on convertible debt	$3,603	$3,600
See Note 10 - Debt to the Company’s Consolidated Financial Statements to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2023, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.
(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(7,859)	5,247	(2,612)
Less: gain (loss) reclassified from AOCI	3,014	—	3,014
Tax effect	—	(1,229)	(1,229)
Net current-period other comprehensive income (loss)	(10,873)	4,018	(6,855)
AOCI balance at March 31, 2023	$(2,647)	$(8,075)	$(10,722)

	Three Months Ended March 31, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Total
AOCI balance at December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	(3,225)	(10,274)	(13,499)
Less: gain (loss) reclassified from AOCI	4,193	—	4,193
Tax effect	—	2,383	2,383
Net current-period other comprehensive income (loss)	(7,418)	(7,891)	(15,309)
AOCI balance at March 31, 2022	$8,387	$(9,264)	$(877)
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
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended March 31,
	2023	2022
Enzyme product revenues:
VIMIZIM	$189,192	$183,059
NAGLAZYME	123,021	128,031
PALYNZIQ	62,352	54,885
BRINEURA	39,144	36,173
ALDURAZYME	34,403	24,382
Total enzyme product revenues	448,112	426,530
VOXZOGO	87,836	19,658
KUVAN	50,478	59,337
Total net product revenues	586,426	505,525
Royalty and other revenues	9,989	13,834
Total revenues	$596,415	$519,359
The Company considers there to be revenue concentration risks for regions where Net Product Revenues exceed 10% of consolidated Net Product Revenues. The concentration of the Company’s Net Product Revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The table below disaggregates total Net Product Revenues by geographic region, which is based on patient location for Company's commercial products sold directly by the Company, except for ALDURAZYME, which is marketed and sold exclusively by Sanofi worldwide.

	Three Months Ended March 31,
	2023	2022
United States	$166,784	$150,815
Europe	160,692	156,832
Middle East	91,642	65,607
Latin America	67,748	62,544
Rest of world	65,157	45,345
Total net product revenues marketed by the Company	$552,023	$481,143
ALDURAZYME net product revenues marketed by Sanofi	34,403	24,382
Total net product revenues	$586,426	$505,525
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2023	2022
Customer A	14%	17%
Customer B	10%	11%
Total	24%	28%

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
On a consolidated basis, two customers accounted for 17% and 11% of the Company’s March 31, 2023 accounts receivable balance, respectively, compared to December 31, 2022, when two customers accounted for 22% and 15% of the accounts receivable balance, respectively. As of March 31, 2023, and December 31, 2022, the accounts receivable balance for Sanofi included $68.7 million and $68.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, banking crises, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
(9) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of service-based restricted stock units (RSUs), market-based RSUs, performance-based RSUs, stock options and common stock granted under the Company’s Employee Share Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$4,331	$4,326
Research and development	19,828	17,190
Selling, general and administrative	29,536	26,317
Total stock-based compensation expense	$53,695	$47,833
(10) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Income, basic	$50,852	$120,798
Add: Interest expense, net of tax, on the Notes	937	2,763
Net Income, diluted	$51,789	$123,561
Denominator:
Weighted-average common shares outstanding, basic	186,667	183,990
Effect of dilutive securities:
Issuances under equity incentive plans	3,726	2,561
Common stock issuable under the Notes	3,970	8,335
Weighted-average common shares outstanding, diluted	194,363	194,886
Earnings per common share, basic	$0.27	$0.66
Earnings per common share, diluted	$0.27	$0.63
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Issuances under equity incentive plans	8,610	10,927
Common stock issuable under the Notes	4,365	—
Total number of potentially issuable shares	12,975	10,927
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
The Company is involved in a purported shareholder class action lawsuit filed against the Company and certain officers and directors alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act) for making materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Plaintiff plans to file a motion for preliminary approval by April 28, 2023, which the Company anticipates will describe the material terms of the settlement. The Company maintains directors and officers liability insurance that covers exposure related to this class action lawsuit. As of March 31, 2023, based on these terms the Company has recorded an estimated loss contingency of $39.0 million to Accounts Payable and Accrued Liabilities and the same amount recorded for expected insurance recoveries in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets. As such, this had no impact on the Company’s Consolidated Statement of Comprehensive Income in the first quarter of 2023.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Contingent Payments
As of March 31, 2023, the Company was subject to contingent payments considered reasonably possible of $762.5 million, including $381.5 million related to an early-stage development program licensed from a third party in the fourth quarter of 2021 and $210.0 million related to an early-stage development program licensed from a third party in the second quarter of 2020.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of March 31, 2023, such commitments were estimated at approximately $251.7 million, of which $205.9 million is expected to be paid in 2023. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of March 31, 2023, is provided below:

Commercial Products	Indication
Enzyme products:
VIMIZIM (elosulfase alpha)	MPS (1) IVA
NAGLAZYME (galsulfase)	MPS VI (2)
PALYNZIQ (pegvaliase-pqpz)	PKU (3)
BRINEURA (cerliponase alfa)	CLN2 (4)
ALDURAZYME (laronidase)	MPS I (5)
Other products:
VOXZOGO (vosoritide)	Achondroplasia (6)
ROCTAVIAN (valoctocogene roxaparvovec) (7)	Severe Hemophilia A
KUVAN (sapropterin dihydrochloride)	PKU
(1)For the treatment of Mucopolysaccharidosis IV Type A
(2)For the treatment of MPS VI
(3)For the treatment of adult patients with phenylketonuria (PKU)
(4)For the treatment of neuronal ceroid lipofuscinosis type 2
(5)For the treatment of MPS I. ALDURAZYME is marketed worldwide by Sanofi
(6)For the treatment of achondroplasia in children aged five years and older for the United States (U.S.), aged two years and older for the European Union (EU) and for various age ranges for other markets
(7)ROCTAVIAN (formerly known as valoctocogene roxaparvovec) for the treatment of adults with severe hemophilia A was conditionally approved by the European Commission (EC) in August 2022
A summary of our on-going clinical development programs, as of March 31, 2023, is provided below:

Clinical Development Programs	Target Indication	Stage
ROCTAVIAN	Severe Hemophilia A	FDA (1) regulatory review
BMN 255	Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema (HAE)	Clinical Phase 1/2
(1)U.S. Food and Drug Administration

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2023	2022
Total revenues	$596.4	$519.4
Cost of sales	$126.5	$117.0
Research and development (R&D) expense	$171.8	$160.8
Selling, general and administrative (SG&A) expense	$223.0	$194.6
Gain on sale of nonfinancial assets, net	$—	$(108.0)
Net income	$50.9	$120.8
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, banking crises, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2023. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Continued Emphasis on Research and Development
Product Launches, Approvals and Mid-stage Product Life Cycle Expansion Opportunities
•ROCTAVIAN: We are working to finalize reimbursement and access with German, French and Italian health insurers. At present, people in Germany with severe hemophilia A, who are eligible for treatment, can access treatment under either Named Patient authorizations or previously secured Outcomes Based Agreements.
In March 2023, the FDA determined that the submission of the three-year data analysis from the ongoing Phase 3 GENEr8-1 study, as requested by the FDA, constituted a Major Amendment to our Biologics License Application (BLA) for ROCTAVIAN gene therapy for adults with severe hemophilia A, due to the substantial amount of additional data and set a new Prescription Drug User Fee Act (PDUFA) Target Action Date of June 30, 2023.
ROCTAVIAN product expansion opportunities continue, including a clinical study investigating ROCTAVIAN treatment in those with active or prior inhibitors and continued exploration of methods of administering ROCTAVIAN in people with pre-existing antibodies against AAV5.
•VOXZOGO: VOXZOGO is currently approved for the treatment of children two years old and older in Europe, for children five years old and older in the U.S., and for all ages from birth in Japan. During the first quarter of 2023, the global expansion continued, with market access and reimbursement activities progressing.
In the coming months, we expect to learn the outcome of our request to expand VOXZOGO access to younger age groups based on favorable results from a Phase 2 study in infants and young children. If age expansions are accepted, this will increase the number of children eligible for VOXZOGO treatment in the U.S. and Europe. We are also engaged in discussions with health authorities concerning the opportunity to leverage VOXZOGO, a natural regulator of bone growth, in other conditions characterized by impaired bone growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Select Earlier-stage Development Portfolio
•BMN 255 for hyperoxaluria in chronic liver disease: we have concluded the multi-ascending dose study in healthy human volunteers. In January 2023, we shared early data that demonstrated a rapid and potent increase in plasma glycolate following treatment with BMN 255. Oral daily dosing at all tested levels for 14 days demonstrated a favorable safety profile and showed sustained elevations of plasma glycolate, which is predicted to have a profound reduction in oxalate excretion in patients. We plan to initiate and enroll an expanded study in patients with chronic liver disease and hyperoxaluria in 2023. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in a patient population with significant unmet need.
•BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): Dosing continues in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE. In January 2023, we shared that the first participant treated with the 6e13vg/kg dose demonstrated C1-Inhibitor levels that were approaching the therapeutically relevant range. In March 2023, the second sentinel participant was dosed at 6e13vg/kg.
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
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2023, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2023	2022	Change
Enzyme product revenues:
VIMIZIM	$189.2	$183.0	$6.2
NAGLAZYME	123.0	128.0	(5.0)
PALYNZIQ	62.4	54.9	7.5
BRINEURA	39.1	36.2	2.9
ALDURAZYME	34.4	24.4	10.0
Total enzyme product revenues	$448.1	$426.5	$21.6
VOXZOGO	87.8	19.7	68.1
KUVAN	50.5	59.3	(8.8)
Total net product revenues	$586.4	$505.5	$80.9

Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) program, and ALDURAZYME is marketed worldwide by Sanofi. Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end users.
The increase in Net Product Revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributed to the following:
•VOXZOGO: continued global market expansion and new patients initiating therapy following regulatory approvals, particularly in Japan and Europe;
•ALDURAZYME: the timing of order fulfillment to Sanofi;
•PALYNZIQ: new patients initiating therapy in the U.S. and Europe;
•VIMIZIM: new patients initiating therapy and the timing of orders in countries that place large government orders, particularly in Europe; partially offset by
•KUVAN: lower sales primarily attributed to continued market erosion due to generic competition.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which may create significant period to period variation in our revenues.
See the risk factor “The sale of generic versions of KUVAN by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in KUVAN revenues faster than expected” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2023	2022	Change
Sales denominated in USD	$297.6	$259.3	$38.3
Sales denominated in foreign currencies	288.8	246.2	42.6
Total net product revenues	$586.4	$505.5	$80.9

	Three Months Ended March 31,
	2023	2022	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(28.3)	$(9.0)	$(19.3)
The unfavorable impact for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by weakening of Argentine Peso, Euro and Japanese Yen.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended March 31,
	2023	2022	Change
Royalty and other revenues	$10.0	$13.8	$(3.8)
The decrease in Royalty and Other Revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to lower royalty revenues earned from third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended March 31,
	2023	2022	Change
Total revenues	$596.4	$519.4	$77.0
Cost of sales	$126.5	$117.0	$9.5
Gross margin	78.8%	77.5%	1.3%
Cost of Sales increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to increased sales volumes as noted above. Gross margin increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to lower royalties owed to a third-party licensor on product sales and lower per unit manufacturing costs for our enzyme products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We expect gross margin to range between approximately 77.5% and 79.0% through 2023.
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
R&D expense consisted of the following:

	Three Months Ended March 31,
	2023	2022	Change
Research and early development	$69.0	$61.7	$7.3
ROCTAVIAN	30.7	30.7	—
Other approved products	29.8	28.3	1.5
VOXZOGO	25.1	29.1	(4.0)
BMN 331	8.6	7.0	1.6
BMN 255	2.0	2.2	(0.2)
Other	6.6	1.8	4.8
Total R&D expense	$171.8	$160.8	$11.0
The increase in R&D expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to higher spend in research and early development programs due to increased pre-clinical activities and IND-enabling studies for planned IND filings.
We expect R&D expense to increase in future periods, primarily due to increased activities for our research and early development programs and clinical programs.
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
SG&A expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022	Change
S&M expense	$117.7	$104.9	$12.8
G&A expense	105.3	89.7	15.6
Total SG&A expense	$223.0	$194.6	$28.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
S&M expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022	Change
Enzyme Products	$59.0	$55.9	$3.1
VOXZOGO	24.7	22.1	2.6
ROCTAVIAN	23.5	15.7	7.8
Other	10.5	11.2	(0.7)
Total S&M expense	$117.7	$104.9	$12.8
The increase in S&M expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily a result of increased activities in support of the European launch of ROCTAVIAN and an increase in ROCTAVIAN pre-launch activities in the U.S.
The increase in G&A expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to increased external costs for consulting services related to strategic initiatives and higher employee-related costs.
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

	Three Months Ended March 31,
	2023	2022	Change
Amortization of intangible assets	$15.7	$15.6	$0.1
Changes in the fair value of contingent consideration	—	2.0	(2.0)
Total intangible asset amortization and contingent consideration	$15.7	$17.6	$(1.9)

Gain on sale of nonfinancial assets, net	$—	$108.0	$(108.0)
Amortization of intangible assets – the expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was relatively flat.
Fair value of contingent consideration – the decrease in the fair value of contingent consideration for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was attributable to attainment of the final commercial milestone in the fourth quarter of 2022.
Gain on Sale of Nonfinancial Assets, Net – the decrease in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to the sale in the first quarter of 2022 of a Priority Review Voucher (PRV) with no similar transaction in 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$11.9	$1.8	$10.1
The increase in Interest Income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher yields on our investment portfolio. We expect Interest Income to increase over the next 12 months due to anticipated higher interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended March 31,
	2023	2022	Change
Interest expense	$3.7	$3.8	$(0.1)
Interest Expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was relatively flat. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Expense, Net
Other Expense, Net for the periods presented was as follows:

	Three Months Ended March 31,
	2023	2022	Change
Other expense, net	$(10.8)	$(1.2)	$(9.6)
The increase in Other Expense, Net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $12.6 million loss on an equity investment due to impairment in the first quarter of 2023. See Note 2 to our accompanying Condensed Consolidated Financial Statements for additional information.
Provision for Income Taxes
The following table summarizes our Provision for Income Taxes:

	Three Months Ended March 31,
	2023	2022	Change
Provision for income taxes	$5.9	$13.4	$(7.5)
The decrease in Provision for Income Taxes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to taxes on lower taxable income in the first quarter of 2023. Taxable income recognized in the first quarter of 2022 included income from the sale of the PRV.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$580.1	$724.5	$(144.4)
Short-term investments	572.0	567.0	5.0
Long-term investments	340.6	333.9	6.7
Cash, cash equivalents and investments	$1,492.7	$1,625.4	$(132.7)
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, the continuing effects of the COVID-19 pandemic, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(73.9)	$(45.4)	$(28.5)
Net cash provided by (used in) investing activities	$(30.0)	$87.8	$(117.8)
Net cash used in financing activities	$(40.7)	$(25.3)	$(15.4)
The increase in net cash used in operating activities in the three months ended March 31, 2023 compared to March 31, 2022 was primarily attributed to the timing of cash receipts from our customers and payments to vendors.
The increase in net cash provided by investing activities in the three months ended March 31, 2023 compared to March 31, 2022 was primarily attributable to the absence of $110.0 million proceeds from the sale of the PRV in the first quarter of 2022.
The increase in net cash used in financing activities in the three months ended March 31, 2023 compared to March 31, 2022 was primarily attributed to higher taxes paid for net settlement of shares under our equity incentive plans and the final payment to a third party related to a PKU sales milestone achieved in 2022, partially offset by increased proceeds from stock option exercises.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of March 31, 2023 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of March 31, 2023, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2022.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2023, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of March 31, 2023 were as follows:

Since Program Inception

ROCTAVIAN	$974.8
VOXZOGO	$826.1
BMN 331	$118.5
BMN 255	$36.9
Other approved products	$2,518.8
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
Purchase Obligations
As of March 31, 2023, we had obligations of approximately $251.7 million, which primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. Of this amount, $205.9 million is expected to be paid in the next twelve months.
Other Obligations
As of March 31, 2023, we expect to pay $39.0 million related to the loss contingency recorded as a current liability on the Company's Condensed Consolidated Balance Sheets. The same amount was recorded as a short term receivable related to expected insurance recoveries.
Our lease, contingent obligations and unrecognized tax benefits as of March 31, 2023 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2023 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. We filed an opposition to Plaintiff’s motion for class certification on January 27, 2023. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Plaintiff plans to file a motion for preliminary approval by April 28, 2023, which we anticipate will describe the material terms of the settlement.
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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.

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
We also rely on independent third-party Contract Research Organizations (CROs) to file some of our non-U.S. marketing applications, and while we keep a close oversight on the activities we delegate to CROs, important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.
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
Regulatory agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of ROCTAVIAN. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. In the third quarter of 2022, we resubmitted our BLA, and the FDA subsequently accepted our submission with an original Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023. In early 2023, we supplemented our BLA by submitting our three-year analysis of the global Phase 3 study of ROCTAVIAN, which the FDA deemed to be a Major Amendment to our BLA due to the substantial amount of additional data, and the FDA set a new PDUFA target action date of June 30, 2023.
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
As of March 31, 2023, we had cash, cash equivalents and investments totaling $1.49 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of March 31, 2023, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank, N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments (the 2018 Credit Facility). In May 2021, we amended the 2018 Credit Facility to, among other things, extend the maturity date of the 2018 Credit Facility from October 19, 2021 to May 28, 2024. Our indebtedness may:
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and if the trend continues, we could face challenges meeting demand, we may need to postpone planned entry into additional markets until VOXZOGO inventory levels increase or we could be required to delay certain VOXZOGO development activities. If we face such inventory constraints, we could lose potential VOXZOGO revenues that may never be recouped and our VOXZOGO development program could be adversely impacted.
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
•manufacturing, supply or distribution of our product candidates and products

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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the U.S., California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sales, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA) took effect and amended the CCPA. Following the CPRA amendments, the CCPA, among other things, gives consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, expands an individual’s private right of action and establishes the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, banking crises, natural disasters, lasting effects of the COVID-19 pandemic or other global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. If inflation (such as that recently observed in the U.S. and elsewhere) or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 28, 2023	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)