Form 10-Q
period 2023-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2023-08-02
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 188,174,773 shares of common stock, par value $0.001, outstanding as of July 28, 2023.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, KUVAN®, NAGLAZYME®, PALYNZIQ®, VIMIZIM® and VOXZOGO® are our registered trademarks. ROCTAVIAN™ is our trademark. ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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
•Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the United States Food and Drug Administration (FDA), the European Commission (EC), the European Medicines Agency (EMA) and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenues from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2023 and December 31, 2022
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$694,381	$724,531
Short-term investments	476,577	567,006
Accounts receivable, net	610,222	461,316
Inventory	975,546	894,083
Other current assets	193,391	104,521
Total current assets	2,950,117	2,751,457
Noncurrent assets:
Long-term investments	385,777	333,835
Property, plant and equipment, net	1,067,278	1,073,366
Intangible assets, net	310,343	338,569
Goodwill	196,199	196,199
Deferred tax assets	1,509,290	1,505,412
Other assets	144,168	176,236
Total assets	$6,563,172	$6,375,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$597,231	$572,959
Short-term contingent consideration	—	15,925
Total current liabilities	597,231	588,884
Noncurrent liabilities:
Long-term convertible debt, net	1,084,994	1,083,019
Other long-term liabilities	98,120	100,015
Total liabilities	1,780,345	1,771,918
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 188,151,695 and 186,250,719 shares issued and outstanding, respectively	188	186
Additional paid-in capital	5,493,956	5,404,895
Company common stock held by the Nonqualified Deferred Compensation Plan	(10,393)	(8,859)
Accumulated other comprehensive loss	(18,617)	(3,867)
Accumulated deficit	(682,307)	(789,199)
Total stockholders’ equity	4,782,827	4,603,156
Total liabilities and stockholders’ equity	$6,563,172	$6,375,074

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Net product revenues	$584,698	$517,660	$1,171,124	$1,023,185
Royalty and other revenues	10,577	16,138	20,566	29,972
Total revenues	595,275	533,798	1,191,690	1,053,157
OPERATING EXPENSES:
Cost of sales	128,082	123,126	254,631	240,091
Research and development	177,363	158,190	349,209	319,026
Selling, general and administrative	215,336	196,835	438,339	391,454
Intangible asset amortization and contingent consideration	15,624	16,495	31,294	34,107
Gain on sale of nonfinancial assets, net	—	—	—	(108,000)
Total operating expenses	536,405	494,646	1,073,473	876,678
INCOME FROM OPERATIONS	58,870	39,152	118,217	176,479

Interest income	12,612	2,505	24,555	4,325
Interest expense	(3,755)	(3,859)	(7,458)	(7,665)
Other income (expense), net	3,083	(2,947)	(7,747)	(4,101)
INCOME BEFORE INCOME TAXES	70,810	34,851	127,567	169,038
Provision for income taxes	14,770	7,187	20,675	20,576
NET INCOME	$56,040	$27,664	$106,892	$148,462
EARNINGS PER SHARE, BASIC	$0.30	$0.15	$0.57	$0.80
EARNINGS PER SHARE, DILUTED	$0.29	$0.15	$0.56	$0.79
Weighted average common shares outstanding, basic	187,948	185,254	187,311	184,710
Weighted average common shares outstanding, diluted	194,998	187,448	194,756	191,096

COMPREHENSIVE INCOME	$48,145	$47,013	$92,142	$152,502

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2023 and 2022
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Shares of common stock, beginning balances (1)	187,601	184,902	186,251	183,913
Issuances under equity incentive plans	551	551	1,901	1,540
Shares of common stock, ending balances	188,152	185,453	188,152	185,453

Total stockholders' equity, beginning balances (1)	$4,659,043	$4,386,244	$4,603,156	$4,265,669
Common stock:
Beginning balances (1)	188	185	186	184
Issuances under equity incentive plans, net of tax	—	1	2	2
Ending balances	188	186	188	186
Additional paid-in capital:
Beginning balances (1)	5,417,873	5,206,287	5,404,895	5,191,502
Issuances under equity incentive plans, net of tax	24,489	18,480	(17,951)	(15,153)
Stock-based compensation	51,150	47,998	105,478	96,716
Common stock held by the Nonqualified Deferred Compensation Plan (the NQDC)	444	(99)	1,534	(399)
Ending balances	5,493,956	5,272,666	5,493,956	5,272,666
Company common stock held by the NQDC:
Beginning balances (1)	(9,949)	(9,389)	(8,859)	(9,689)
Common stock held by the NQDC	(444)	99	(1,534)	399
Ending balances	(10,393)	(9,290)	(10,393)	(9,290)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(10,722)	(877)	(3,867)	14,432
Other comprehensive income (loss)	(7,895)	19,349	(14,750)	4,040
Ending balances	(18,617)	18,472	(18,617)	18,472
Accumulated Deficit:
Beginning balances (1)	(738,347)	(809,962)	(789,199)	(930,760)
Net income	56,040	27,664	106,892	148,462
Ending balances	(682,307)	(782,298)	(682,307)	(782,298)
Total stockholders' equity, ending balances	$4,782,827	$4,499,736	$4,782,827	$4,499,736

(1)The beginning balances for the six-month periods were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2023 and 2022
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,892	$148,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51,840	52,614
Non-cash interest expense	2,058	2,062
Amortization of premium (accretion of discount) on investments	(4,533)	3,070
Stock-based compensation	103,857	94,911
Gain on sale of nonfinancial assets, net	—	(108,000)
Loss on equity investment	12,650	—
Deferred income taxes	(5,108)	3,455
Unrealized foreign exchange loss (gain)	7,455	(12,333)
Non-cash changes in the fair value of contingent consideration	—	1,338
Other	361	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(145,831)	(92,562)
Inventory	(56,476)	(1,431)
Other current assets	(53,430)	(12,001)
Other assets	(5,616)	9,149
Accounts payable and other short-term liabilities	(25,093)	(76,345)
Other long-term liabilities	7,104	(1,576)
Net cash provided by (used in) operating activities	(3,870)	10,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46,039)	(55,971)
Maturities and sales of investments	491,063	311,598
Purchases of investments	(444,049)	(304,805)
Proceeds from sale of nonfinancial assets	—	110,000
Purchase of intangible assets	(1,457)	(2,739)
Net cash provided by (used in) investing activities	(482)	58,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	50,193	29,493
Taxes paid related to net share settlement of equity awards	(67,862)	(44,377)
Payments of contingent consideration	(9,475)	(21,054)
Principal repayments of financing leases	(1,635)	(1,122)
Net cash used in financing activities	(28,779)	(37,060)
Effect of exchange rate changes on cash	2,981	708
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,150)	32,526
Cash and cash equivalents:
Beginning of period	$724,531	$587,276
End of period	$694,381	$619,802
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,175	$5,137
Cash paid for income taxes	$28,183	$11,821
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and accrued liabilities related to fixed assets	$8,669	$1,012
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(2,344)	$6,563

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Founded in 1997, BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company dedicated to transforming lives through genetic discovery. The Company develops and commercializes targeted therapies that address the root cause of genetic conditions. The Company's robust research and development (R&D) capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. The Company's distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. The Company’s commercial portfolio includes ROCTAVIAN, which was granted marketing approval in the United States (U.S.) on June 29, 2023 and conditional marketing approval in the European Union (EU) on August 24, 2022.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other period.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q and has concluded that, except for the termination of the revolving credit facility discussed in Note 6 - Debt, there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of June 30, 2023 and December 31, 2022.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$306,006	$—	$—	$306,006	$306,006	$—	$—

Level 2:
Money market instruments	382,127	—	—	382,127	382,127	—	—
Corporate debt securities	420,171	34	(7,194)	413,011	—	223,194	189,817
U.S. government agency securities	386,313	8	(3,508)	382,813	6,248	243,078	133,487
Commercial paper	8,929	2	(1)	8,930	—	8,930	—
Asset-backed securities	64,370	13	(535)	63,848	—	1,375	62,473
Subtotal	1,261,910	57	(11,238)	1,250,729	388,375	476,577	385,777
Total	$1,567,916	$57	$(11,238)	$1,556,735	$694,381	$476,577	$385,777

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$463,248	$—	$—	$463,248	$463,248	$—	$—

Level 2:
Money market instruments	248,933	—	—	248,933	248,933	—	—
Corporate debt securities	504,984	34	(11,541)	493,477	1,881	299,153	192,443
U.S. government agency securities	312,720	45	(3,771)	308,994	—	229,846	79,148
Commercial paper	48,103	11	(22)	48,092	10,469	37,623	—
Asset-backed securities	63,151	69	(592)	62,628	—	384	62,244
Subtotal	1,177,891	159	(15,926)	1,162,124	261,283	567,006	333,835
Total	$1,641,139	$159	$(15,926)	$1,625,372	$724,531	$567,006	$333,835
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of June 30, 2023, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s strategic investments was $11.3 million and $23.9 million, respectively. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the first quarter of 2023, based on new developments, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The loss on the equity investment due to impairment was recorded to Other Income (Expense), Net on the Company’s Condensed Consolidated Statements of Comprehensive Income. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s non-marketable securities policy.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$148,826	$131,071
Work-in-process	468,023	410,656
Finished goods	358,697	352,356
Total inventory	$975,546	$894,083
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2023	December 31, 2022
Property, plant and equipment, gross	$1,896,455	$1,875,511
Accumulated depreciation	(829,177)	(802,145)
Total property, plant and equipment, net	$1,067,278	$1,073,366
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2023 was $9.4 million and $19.7 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2022 was $9.5 million and $21.2 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2023	December 31, 2022
Finite-lived intangible assets	$693,761	$690,871
Accumulated amortization	(383,418)	(352,302)
Net carrying value	$310,343	$338,569

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accounts payable and accrued operating expenses	$277,944	$231,238
Accrued compensation expense	123,422	207,573
Accrued rebates payable	88,664	72,654
Accrued litigation expense	39,000	—
Foreign currency exchange forward contracts	19,572	12,601
Accrued income taxes	18,287	16,213
Accrued royalties payable	13,360	13,306
Lease liability	8,294	10,375
Other	8,688	8,999
Total accounts payable and accrued liabilities	$597,231	$572,959
Reorganization Plan
On October 6, 2022, the Company announced a plan to simplify its organization that included a planned reduction in force of approximately 120 employees (representing approximately 4% of its global workforce), which was substantially completed as of December 31, 2022. The Company recorded costs of $23.0 million in 2022 and negligible costs in 2023 related to one-time

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
termination severance and employee termination benefits within Selling, General and Administrative in the Company’s Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2023, $21.3 million has been paid to date, of which $9.4 million was paid in 2023. The Company does not expect to incur significant incremental costs in future periods. The unpaid balance as of June 30, 2023 was included in Accounts Payable and Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheet and is expected to be paid in 2023.
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of June 30, 2023 and December 31, 2022. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of June 30, 2023 or December 31, 2022.

	Fair Value Measurements as of June 30, 2023
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,417	$—	$2,417
Other assets:
NQDC Plan assets	25,464	—	25,464
Restricted investments (1)	2,383	—	2,383
Total other assets	27,847	—	27,847
Total assets	$30,264	$—	$30,264
Liabilities:
Current liabilities:
NQDC Plan liability	$2,417	$—	$2,417
Other long-term liabilities:
NQDC Plan liability	25,464	—	25,464
Total liabilities	$27,881	$—	$27,881

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
(1)    The restricted investments as of June 30, 2023 and December 31, 2022 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2023.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2022	$15,925
Milestone payments to Ares Trading S.A. (Merck Serono)	(16,255)
Realized foreign exchange loss on settlement of contingent consideration	330
Contingent consideration as of June 30, 2023	$—
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Sell	$745,960	$808,635
Purchase	$154,649	$177,393

Derivatives not designated as hedging instruments:
Sell	$308,486	$218,903
Purchase	$21,479	$6,785
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$13,659	$19,464
Other assets	1,728	2,059
Subtotal	$15,387	$21,523

Liability Derivatives
Accounts payable and accrued liabilities	$18,445	$12,130
Other long-term liabilities	5,252	1,074
Subtotal	$23,697	$13,204

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$3,448	$1,472
Liability Derivatives
Accounts payable and accrued liabilities	$1,127	$471

Total Derivatives Assets	$18,835	$22,995
Total Derivatives Liabilities	$24,824	$13,675
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

	Three Months Ended June 30,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$677	$5,927
Operating expenses	$(26)	$(1,800)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$769	$4,950

	Six Months Ended June 30,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$4,147	$11,499
Operating expenses	$(482)	$(3,179)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(3,394)	$6,241

As of June 30, 2023, the Company expects to reclassify unrealized losses of $6.5 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of June 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively, the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2023	December 31, 2022
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(7,924)	(8,941)
2027 Notes, net	592,076	591,059

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(2,082)	(3,040)
2024 Notes, net	492,918	491,960

Total convertible debt, net	$1,084,994	$1,083,019

Fair value of fixed-rate convertible debt (1):
2027 Notes	$606,984	$647,370
2024 Notes	486,887	526,230
Total fair value of fixed-rate convertible debt	$1,093,871	$1,173,600
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest expense	$2,617	$2,617	$5,233	$5,233
Accretion of discount on convertible notes	834	837	1,673	1,673
Amortization of debt issuance costs	149	148	297	297
Total interest expense on convertible debt	$3,600	$3,602	$7,203	$7,203
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the Company entered into an amendment agreement in respect of the credit facility, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2023, there were no amounts outstanding under the credit facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants. At the end of July 2023, the Company sent a notice of termination to the administrative agent for the credit facility, and such termination of the credit facility is expected to be effective in early August 2023.

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

	Three Months Ended June 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2023	$(2,647)	$(8,075)	$(10,722)
Other comprehensive income (loss) before reclassifications	(6,737)	(661)	(7,398)
Less: gain (loss) reclassified from AOCI	651	—	651
Tax effect	—	154	154
Net current-period other comprehensive income (loss)	(7,388)	(507)	(7,895)
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)

	Three Months Ended June 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2022	$8,387	$(9,264)	$(877)
Other comprehensive income (loss) before reclassifications	26,255	(3,620)	22,635
Less: gain (loss) reclassified from AOCI	4,127	—	4,127
Tax effect	—	841	841
Net current-period other comprehensive income (loss)	22,128	(2,779)	19,349
AOCI balance as of June 30, 2022	$30,515	$(12,043)	$18,472

	Six Months Ended June 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(14,596)	4,586	(10,010)
Less: gain (loss) reclassified from AOCI	3,665	—	3,665
Tax effect	—	(1,075)	(1,075)
Net current-period other comprehensive income (loss)	(18,261)	3,511	(14,750)
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)

	Six Months Ended June 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	23,030	(13,894)	9,136
Less: gain (loss) reclassified from AOCI	8,320	—	8,320
Tax effect	—	3,224	3,224
Net current-period other comprehensive income (loss)	14,710	(10,670)	4,040
AOCI balance as of June 30, 2022	$30,515	$(12,043)	$18,472

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
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Enzyme product revenues:
VIMIZIM	$177,392	$173,206	$366,584	$356,265
NAGLAZYME	90,103	115,783	213,124	243,814
PALYNZIQ	74,868	61,643	137,220	116,528
ALDURAZYME	40,318	37,327	74,721	61,709
BRINEURA	38,058	37,725	77,202	73,898
Total enzyme product revenues	420,739	425,684	868,851	852,214
VOXZOGO	113,337	34,374	201,173	54,032
KUVAN	50,622	57,602	101,100	116,939
Total net product revenues	584,698	517,660	1,171,124	1,023,185
Royalty and other revenues	10,577	16,138	20,566	29,972
Total revenues	$595,275	$533,798	$1,191,690	$1,053,157
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$191,655	$169,838	$358,439	$320,653
Europe	183,434	161,231	344,126	318,062
Latin America	75,444	89,911	143,192	152,455
Middle East	25,630	21,414	117,272	87,021
Rest of world	68,217	37,939	133,374	83,285
Total net product revenues marketed by the Company	$544,380	$480,333	$1,096,403	$961,476
ALDURAZYME net product revenues marketed by Sanofi	40,318	37,327	74,721	61,709
Total net product revenues	$584,698	$517,660	$1,171,124	$1,023,185

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	15%	16%	15%	16%
Customer B	12%	12%	11%	12%
Customer C	10%	9%	9%	8%
Total	37%	37%	35%	36%
On a consolidated basis, two customers accounted for 18% and 13% of the Company’s June 30, 2023 accounts receivable balance, respectively, compared to December 31, 2022, when two customers accounted for 22% and 15% of the accounts receivable balance, respectively. As of June 30, 2023, and December 31, 2022, the accounts receivable balance for Sanofi included $77.2 million and $68.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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
(9) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of service-based restricted stock units (RSUs), market-based RSUs, performance-based RSUs, stock options and common stock to its employees, officers and non-employee directors. The Company also has an Employee Share Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$4,721	$4,762	$9,052	$9,088
Research and development	15,055	13,633	34,883	30,823
Selling, general and administrative	30,386	28,683	59,922	55,000
Total stock-based compensation expense	$50,162	$47,078	$103,857	$94,911
(10) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income, basic	$56,040	$27,664	$106,892	$148,462
Add: Interest expense, net of tax, on the Company's convertible debt	937	—	1,873	1,871
Net Income, diluted	$56,977	$27,664	$108,765	$150,333
Denominator:
Weighted-average common shares outstanding, basic	187,948	185,254	187,311	184,710
Effect of dilutive securities:
Issuances under equity incentive plans	3,080	2,194	3,475	2,416
Common stock issuable under the Company’s convertible debt(1)	3,970	—	3,970	3,970
Weighted-average common shares outstanding, diluted	194,998	187,448	194,756	191,096
Earnings per common share, basic	$0.30	$0.15	$0.57	$0.80
Earnings per common share, diluted	$0.29	$0.15	$0.56	$0.79
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuances under equity incentive plans	8,716	10,659	8,321	10,438
Common stock issuable under the Company’s convertible debt (1)	4,365	8,335	4,365	4,365
Total number of potentially issuable shares	13,081	18,994	12,686	14,803
(1)     Shares of the Company’s common stock issuable under its convertible debt are due in 2024 or 2027. If converted, the Company would issue 4.0 million shares under the convertible debt due in 2024 and 4.4 million shares under the convertible debt due in 2027.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company is involved in a purported shareholder class action lawsuit filed against the Company and certain officers and directors alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act) for making materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. A final approval hearing is scheduled for November 8, 2023. The Company maintains directors and officers liability insurance that covers exposure related to this class action lawsuit. As of June 30, 2023, based on these terms the Company has recorded an estimated loss contingency of $39.0 million to Accounts Payable and Accrued Liabilities and the same amount recorded for expected insurance recoveries in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets. As such, this had no impact on the Company’s Consolidated Statement of Comprehensive Income in the three and six months ended June 30, 2023.
Contingent Payments
As of June 30, 2023, the Company was subject to contingent payments considered reasonably possible of $765.5 million, including $381.5 million related to an early-stage development program licensed from a third party in the fourth quarter of 2021 and $210.0 million related to an early-stage development program licensed from a third party in the second quarter of 2020.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of June 30, 2023, such commitments were estimated at $253.0 million, of which $194.6 million is expected to be paid in 2023 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of June 30, 2023, is provided below:

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
(3)For the treatment of adult patients with phenylketonuria (PKU)
(4)For the treatment of neuronal ceroid lipofuscinosis type 2
(5)For the treatment of MPS I. ALDURAZYME is marketed worldwide by Sanofi
(6)For the treatment of achondroplasia in children aged five years and older for the U.S., aged two years and older for the European Union (EU) and for various age ranges for other markets
(7)ROCTAVIAN (formerly known as valoctocogene roxaparvovec) for the treatment of adults with severe hemophilia A was conditionally approved by the European Commission (EC) in August 2022 and approved by the Food and Drug Administration (FDA) in the U.S. in June 2023.
A summary of our on-going clinical development programs, as of June 30, 2023, is provided below:

Clinical Development Programs	Target Indication	Stage
BMN 255	Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema (HAE)	Clinical Phase 1/2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$595.3	$533.8	$1,191.7	$1,053.2
Cost of sales	$128.1	$123.1	$254.6	$240.1
Research and development (R&D) expense	$177.4	$158.2	$349.2	$319.0
Selling, general and administrative (SG&A) expense	$215.3	$196.8	$438.3	$391.5
Gain on sale of nonfinancial assets, net	$—	$—	$—	$(108.0)
Provision for income taxes	$14.8	$7.2	$20.7	$20.6
Net income	$56.0	$27.7	$106.9	$148.5
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
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2023. We believe that the combination of our internal research programs, and any acquisitions and partnerships, will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Regulatory Approvals and Continued Emphasis on Research and Development
Product Launches, Approvals and Mid-stage Product Life Cycle Expansion Opportunities
•ROCTAVIAN: On June 29, 2023, the FDA approved our gene therapy for the treatment of adults with severe hemophilia A (congenital factor VIII (FVIII) deficiency with FVIII activity < 1 IU/dL) without antibodies to adeno-associated virus serotype 5 (AAV5) detected by an FDA-approved test. The FDA approval is based on data from the global Phase 3 GENEr8-1 study, the largest Phase 3 trial of any gene therapy in hemophilia. The one-time, single-dose infusion is the first approved gene therapy for severe hemophilia A in the U.S. ROCTAVIAN was first conditionally approved by the EC in August 2022.
In Europe, we continue to make progress on the pricing and reimbursement process in Germany, France and Italy to facilitate access. At present, people in Germany with severe hemophilia A, who are eligible for treatment, can access treatment under either Named Patient authorizations or previously secured Outcomes Based Agreements.
We continue to explore ROCTAVIAN product expansion opportunities. These potential opportunities include a clinical study investigating ROCTAVIAN treatment in those with active or prior inhibitors and continued exploration of methods of administering ROCTAVIAN in people with pre-existing antibodies against AAV5.
•VOXZOGO: We announced our plan to begin enrollment in the pivotal program with VOXZOGO for the treatment of children with Hypochondroplasia, a genetic statural condition caused by a mutation (gene change) in the fibroblast growth factor receptor-3 (FGFR3) gene that is characterized by impaired bone growth. Leveraging years of safety data from the VOXZOGO development program in achondroplasia, emerging data from an investigator-led Phase 2 study and following receipt of feedback from FDA, we plan to begin the six-month observation arm of the study later this year, followed by the 52-week randomized, double-blind, placebo-controlled phase of the 80-participant clinical trial. If successful, we believe this study will be able to support regulatory approval in this large indication.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
In the coming months in the U.S. and Europe, we expect to learn the outcome of our request to expand VOXZOGO access to younger age groups, based on favorable results from a Phase 2 study in infants and young children and the importance of starting treatment as early as feasible. If age expansions are accepted, we expect this to increase the number of children eligible for VOXZOGO treatment in the U.S. and Europe.
Select Earlier-stage Development Portfolio
•BMN 255 for hyperoxaluria in chronic liver disease: we have concluded the multi-ascending dose study in healthy human volunteers. Based on early data demonstrating a rapid and potent increase in plasma glycolate following treatment with BMN 255, we plan to open enrollment in an expanded study in patients with chronic liver disease and hyperoxaluria in the second half of 2023. We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in a patient population with significant unmet need.
•BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): Dosing continues in the Phase 1/2 HAERMONY study to evaluate BMN 331, an investigational AAV5-mediated gene therapy for people living with HAE. In January 2023, we shared that the first participant treated with the 6e13vg/kg dose demonstrated C1-Inhibitor levels that were approaching the therapeutically relevant range. In March 2023, the second sentinel participant was dosed at 6e13vg/kg and demonstrated a similar initial response. We will continue to monitor the trajectory of expression in these two individuals before deciding on next steps in this program.
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
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2023, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Enzyme product revenues:
VIMIZIM	$177.4	$173.3	$4.1	$366.6	$356.4	$10.2
NAGLAZYME	90.1	115.8	(25.7)	213.1	243.8	(30.7)
PALYNZIQ	74.9	61.6	13.3	137.2	116.5	20.7
ALDURAZYME	40.3	37.3	3.0	74.7	61.7	13.0
BRINEURA	38.1	37.7	0.4	77.2	73.9	3.3
Total enzyme product revenues	$420.8	$425.7	$(4.9)	$868.8	$852.3	$16.5
VOXZOGO	113.3	34.4	78.9	201.2	54.0	147.2
KUVAN	50.6	57.6	(7.0)	101.1	116.9	(15.8)
Total net product revenues	$584.7	$517.7	$67.0	$1,171.1	$1,023.2	$147.9

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
The increase in Net Product Revenues for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily attributed to the following:
•VOXZOGO: higher sales volume from continued global market expansion and new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, particularly in the U.S.; partially offset by
•NAGLAZYME: lower sales volume due to timing of orders in countries that place large government orders, particularly in Latin America.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which may create significant period to period variation in our revenues.
Strong demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we expect to face challenges meeting VOXZOGO demand during the remainder of 2023 and into 2024. These demand challenges will result in modest reduction of our revenue growth rate for VOXZOGO and could result in postponement of planned entry into additional markets, or delayed clinical development activities until commercial VOXZOGO inventory levels increase. We are working to increase fill-finish capacity to meet this increased demand while also implementing actions to manage growth and minimize patient impact. We do not expect a material impact on our revenues if we successfully execute our manufacturing plans. See "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Sales denominated in USD	$275.1	$241.3	$33.8	$572.7	$500.6	$72.1
Sales denominated in foreign currencies	309.6	276.4	33.2	598.4	522.6	75.8
Total net product revenues	$584.7	$517.7	$67.0	$1,171.1	$1,023.2	$147.9

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(21.8)	$(13.7)	$(8.1)	$(50.1)	$(22.5)	$(27.6)
The unfavorable impact for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by weakening of Argentine Peso, Euro, Colombian Peso and Japanese Yen.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Royalty and other revenues	$10.6	$16.1	$(5.5)	$20.6	$30.0	$(9.4)
The decrease in Royalty and Other Revenues for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to lower royalty revenues earned from third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Total revenues	$595.3	$533.8	$61.5	$1,191.7	$1,053.2	$138.5
Cost of sales	$128.1	$123.1	$5.0	$254.6	$240.1	$14.5
Gross margin	78.5%	76.9%	1.6%	78.6%	77.2%	1.4%
Cost of Sales increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to increased sales volumes as noted above. Gross margin increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily due to the increased sales volumes for products with higher margin and lower royalties owed to a third-party licensor on product sales. Also impacting gross

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
margin for the six months ended June 30, 2023 compared to the same period in 2022 was lower per unit manufacturing costs for our enzyme products, other than ALDURAZYME.
We expect gross margin to range between approximately 77.5% and 79.0% through the remainder of 2023.
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
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Research and early development	$70.2	$63.9	$6.3	$139.2	$125.6	$13.6
ROCTAVIAN	31.9	31.0	0.9	62.6	61.7	0.9
Other approved products	31.0	28.7	2.3	60.8	57.0	3.8
VOXZOGO	24.3	25.3	(1.0)	49.4	54.4	(5.0)
BMN 331	10.0	6.5	3.5	18.6	13.5	5.1
BMN 255	4.7	2.3	2.4	6.7	4.5	2.2
Other	5.3	0.5	4.8	11.9	2.3	9.6
Total R&D expense	$177.4	$158.2	$19.2	$349.2	$319.0	$30.2
The increase in R&D expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to higher spend in research and early development programs due to increased clinical and pre-clinical activities, IND-enabling studies for planned IND filings and incremental compensation expense related to the increase in fair value of the plan assets held in our nonqualified deferred compensation plan. Increases were offset by a reduction in clinical activities related to VOXZOGO.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
SG&A expenses consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
S&M expense	$115.6	$109.4	$6.2	$233.3	$214.4	$18.9
G&A expense	99.7	87.4	12.3	205.0	177.1	27.9
Total SG&A expense	$215.3	$196.8	$18.5	$438.3	$391.5	$46.8

S&M expenses consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Enzyme Products	53.7	55.3	(1.6)	$112.7	$111.2	$1.5
VOXZOGO	26.3	23.9	2.4	51.0	46.0	5.0
ROCTAVIAN	23.9	18.5	5.4	47.4	34.2	13.2
Other	11.7	11.7	—	22.2	23.0	(0.8)
Total S&M expense	$115.6	$109.4	$6.2	$233.3	$214.4	$18.9
The increase in S&M expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily a result of increased activities in support of the European and U.S. launch of ROCTAVIAN and activities in support of the continued VOXZOGO global expansion.
The increase in G&A expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to unfavorable fluctuations of unhedged currencies and increased internal and external costs related to internal strategic initiatives.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Amortization of intangible assets	$15.6	$15.6	$—	$31.3	$31.2	$0.1
Changes in the fair value of contingent consideration	—	0.9	(0.9)	—	2.9	(2.9)
Total intangible asset amortization and contingent consideration	$15.6	$16.5	$(0.9)	$31.3	$34.1	$(2.8)

Gain on sale of nonfinancial assets, net	$—	$—	$—	$—	$108.0	$(108.0)
Amortization of intangible assets – the expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was flat.
Fair value of contingent consideration – the decrease in the fair value of contingent consideration for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was attributable to attainment of the final commercial milestone in the fourth quarter of 2022.
Gain on Sale of Nonfinancial Assets, Net – the decrease in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to the sale in the first quarter of 2022 of a Priority Review Voucher (PRV) with no similar transaction in 2023.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$12.6	$2.5	$10.1	$24.6	$4.3	$20.3
The increase in Interest Income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to higher yields on our investment portfolio. We do not expect Interest Income to fluctuate significantly over the next 12 months due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest expense	$3.8	$3.9	$(0.1)	$7.5	$7.7	$(0.2)
Interest Expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was relatively flat. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net	$3.1	$(2.9)	$6.0	$(7.7)	$(4.1)	$(3.6)
The increase in Other Income (Expense), Net for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the gain on the fair value of assets held in our nonqualified deferred compensation plan. The decrease in Other Income (Expense), Net for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $12.6 million loss on an equity investment due to impairment in the first quarter of 2023. See Note 2 to our accompanying Condensed Consolidated Financial Statements for additional information.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Provision for income taxes	$14.8	$7.2	$7.6	$20.7	$20.6	$0.1
The increase in Provision for Income Taxes for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to higher pre-tax income in the second quarter of 2023 compared to the second quarter of 2022. The change in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was relatively flat.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$694.4	$724.5	$(30.1)
Short-term investments	476.5	567.0	(90.5)
Long-term investments	385.8	333.9	51.9
Cash, cash equivalents and investments	$1,556.7	$1,625.4	$(68.7)
We believe our cash generated from sales of our commercial products, in addition to our cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and investments balances. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash.
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
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$(3.9)	$10.8	$(14.7)
Net cash provided by (used in) investing activities	$(0.5)	$58.1	$(58.6)
Net cash used in financing activities	$(28.8)	$(37.1)	$8.3
The increase in net cash used in operating activities in the six months ended June 30, 2023 compared to June 30, 2022 was primarily attributed to the timing of cash receipts from our customers, payments to vendors and payments of income taxes.
The increase in net cash used in investing activities in the six months ended June 30, 2023 compared to June 30, 2022 was primarily attributable to the absence of $110.0 million proceeds from the sale of the PRV in the first quarter of 2022, offset by higher maturities of available-for-sale debt securities net of purchases.
The decrease in net cash used in financing activities in the six months ended June 30, 2023 compared to June 30, 2022 was primarily attributed to a decrease in milestone payments to a third party related to PKU sales milestones achieved in 2022 and increased proceeds from stock option exercises, partially offset by higher taxes paid for net settlement of shares under our equity incentive plans.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of June 30, 2023 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of June 30, 2023, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2022.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which includes a letter of credit subfacility and a swingline loan subfacility. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, we amended the credit facility agreement, extending the maturity date from October 19, 2021 to May 28, 2024, among other changes. The amended credit facility contains financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2023, there were no amounts outstanding under the credit facility and we and certain of our subsidiaries that serve as guarantors were in compliance with all covenants. At the end

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
of July 2023, we sent a notice of termination to the administrative agent for the credit facility, and such termination of the credit facility is expected to be effective in early August 2023.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of June 30, 2023 were as follows:

Since Program Inception

ROCTAVIAN	$1,006.7
VOXZOGO	$850.4
BMN 331	$128.5
BMN 255	$41.6
Other approved products	$2,549.8
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
Purchase Obligations
As of June 30, 2023, we had obligations of approximately $253.0 million, which primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. Of this amount, $194.6 million is expected to be paid in the next twelve months as underlying goods and services are received.
Other Obligations
As of June 30, 2023, we expect to pay $39.0 million related to a litigation-related loss contingency, which was included in Accounts Payable and Accrued Liabilities and the same amount for expected insurance recoveries was included in Other Current Assets on our Condensed Consolidated Balance Sheets.
Our lease, contingent obligations and unrecognized tax benefits as of June 30, 2023 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2023 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. We filed an opposition to Plaintiff’s motion for class certification on January 27, 2023. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. A final approval hearing is scheduled for November 8, 2023.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. On January 19, 2023, the Court granted our motion to dismiss the complaint without prejudice. On February 21, 2023, the court dismissed the complaint with prejudice at plaintiffs’ request. Plaintiffs have appealed the court’s January 19, 2023 order to the United State Court of Appeals for the Ninth Circuit and filed their opening brief on June 23, 2023. We believe that the claims have no merit and we intend to vigorously defend this action.
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative action filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying the securities class action related to ROCTAVIAN. The complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys fees and costs, and any other relief the court may deem just and proper. We believe that the claims in both cases have no merit and we intend to vigorously defend this action.
On February 23, 2023, purported shareholders filed a lawsuit against us, our Chief Executive Officer, and our President of Worldwide Research and Development in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act and a common law fraud claim. The complaint is similar to the ROCTAVIAN putative class action and largely premised on the same underlying facts. The complaint seeks an unspecified amount of compensatory damages, punitive damages, prejudgment and post-judgment interest, attorneys’ fees and other costs, and any further relief the court may deem just and proper. On June 28, 2023, we moved to dismiss, in part, the complaint. We believe that the claims have no merit and we intend to vigorously defend this action.

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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely) or commercialize their products before we do. With respect to ROCTAVIAN, we face a highly developed and competitive market for hemophilia A treatments. As we commercialize ROCTAVIAN, we may face intense competition from large pharmaceutical companies with extensive resources and established relationships in the hemophilia A community. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as ALDURAZYME, KUVAN and NAGLAZYME. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Because each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which target diseases that we are also targeting or may target in the future, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.
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
Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. This generic competition has adversely affected and will continue to adversely affect our revenues from KUVAN, and we cannot accurately predict the rate of decline of KUVAN revenues in these countries. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the European Commission (EC) or on a country-by-country basis throughout the EU. If these patent challenges are successful, or if a manufacturer chooses to offer a generic version of KUVAN, notwithstanding our existing patents, our revenues from KUVAN may decline faster than expected.

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
We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain FDA approval for each product candidate that we intend to commercialize, and in the EU, we must obtain approval from the EC, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA). The FDA and EC approval processes are typically lengthy and expensive, and approval is never certain. To obtain regulatory approval, we must first show that our product candidates are safe and effective for target indications through preclinical studies and clinical trials. Preclinical studies and clinical development are long, expensive and uncertain processes. Completion of clinical trials may take several years, and failure may occur at any stage of development. The length of time required varies substantially according to the type, complexity, novelty and intended use of a product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory authority will mean that other authorities will also approve the same product candidate. Similarly, in the EU, a positive CHMP opinion for approval of a product candidate does not guarantee that the EC will approve the product candidate. Moreover, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
We have had fewer interactions with regulatory authorities outside the U.S. and the EU as compared to our interactions with the FDA, the EC and the EMA. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA or EC approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA or EC does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other non-U.S. countries or by the FDA or EC. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA or EC approval. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our product candidates in any market.

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
Although the FDA, the EC and the EMA have programs to facilitate expedited development and accelerated approval processes, the timelines agreed under legislative goals or mandated by regulations are subject to the possibility of substantial delays. Accordingly, even if any of our applications receives a designation to facilitate expedited development and accelerated approval processes, these designations may not result in faster review or approval for our product candidates compared to product candidates considered for approval under conventional procedures and, in any event, do not assure ultimate approval of our product candidates by regulatory authorities. In addition, the FDA, the EC, the EMA and other comparable international regulatory authorities have substantial discretion over the approval process for pharmaceutical products. These regulatory authorities may not agree that we have demonstrated the requisite level of product safety and efficacy to warrant approval and may require, and in the past have required, additional data. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell those product candidates, which would have a negative effect on our business and financial condition.
Regulatory authorities and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of ROCTAVIAN. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. In the third quarter of 2022, we resubmitted our BLA, and the FDA subsequently accepted our submission with an original Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023. In early 2023, we supplemented our BLA by submitting our three-year analysis of the global Phase 3 study of ROCTAVIAN, which the FDA deemed to be a Major Amendment to our BLA due to the substantial amount of additional data, and extended the PDUFA target action date by three months. The FDA approved ROCTAVIAN for the treatment of adults with severe hemophilia A on June 29, 2023.
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system or companion diagnostic. For example, ROCTAVIAN is approved with a companion diagnostic test intended to detect pre-existing anti-AAV5 antibodies, which may render the gene therapy less effective or ineffective. Some of these products intended to be used with a medical device may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, medical devices and medicinal products are regulated separately, through different legislative instruments. The related applicable requirements will vary depending on the type of drug-device combination product. If, for example, a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements (GSPRs) established for medical devices by EU medical devices legislation apply to the device component of such combination products. In the EU, companion diagnostics are deemed to be in vitro diagnostic medical devices and must conform with the applicable GSPRs. To demonstrate compliance with the GSPRs, companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has been, or is in the process of being, authorized through the centralized procedure for the authorization of medicinal products, the Notified Body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EC on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. Our product candidates intended for use with separately regulated devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals, clearances, or certifications. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA and EU review processes and related criteria are complex and not well-established areas, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

From time to time during the development and regulatory approval process for our products and product candidates, we engage in discussions with the FDA, the EC, the EMA and other comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory authorities globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. Moreover, sometimes different regulatory authorities provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA, the EC, the EMA and other comparable international regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.
*Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, the EC, the EMA and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenues from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
ALDURAZYME, BRINEURA, KUVAN, NAGLAZYME and VIMIZIM have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, PALYNZIQ has received regulatory approval to be commercially marketed in the U.S., the EU, and Australia. VOXZOGO has received regulatory approval to be commercially marketed in the U.S., the EU, and Brazil. ROCTAVIAN has received regulatory approval to be commercially marketed in the U.S. and conditional approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EC, the EMA and/or other comparable international and national regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. In particular, a product may not be promoted for uses that are not approved by the FDA or the EC as reflected in the product’s approved labeling. Although the FDA and other comparable international and national regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other national competent authorities or international regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we are not able to promote any products we develop for indications or uses for which they are not approved. Additionally, in the EU, it is prohibited to promote prescription drugs to the general public and we are therefore limited to promote our products exclusively to healthcare professionals. Public prosecutors, industry associations, healthcare professionals and other members of the public closely scrutinize advertising and promotion of any product in the EU.
Moreover, if original FDA approval for one of our product candidates is granted via the accelerated approval pathway, we will be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of the FDA’s marketing approval for a product candidate. For example, VOXZOGO is approved in the U.S. under accelerated approval based on an improvement in annualized growth velocity. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory studies. To fulfill this post-marketing requirement, we intend to use our ongoing open-label extension studies compared to available natural history. In addition, the FDA and the EC often require post-marketing testing and surveillance to monitor the effects of products. The FDA, the EC and other comparable international regulatory authorities may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.
Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:
•the issuance of safety alerts, press releases or other communications containing warnings about related products;
•modifications to promotional materials or corrective information to healthcare professionals;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•suspensions or restrictions on our operations, including product manufacturing processes;
•restrictions on the marketing of a product;
•restrictions on product distribution;
•requirements to conduct post-marketing clinical trials;
•untitled or warning letters or other adverse publicity;
•withdrawal of the products from the market
•suspended or withdrawn regulatory approvals;
•refusal or delays to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•refusal to permit the import or export of our products;
•product seizure;
•fines, restitution or disgorgement of profits or revenue;
•injunctions; or
•imposition of civil or criminal penalties.
If such regulatory actions are taken, our value and our operating results will be adversely affected. Additionally, if the FDA, the EC or any other comparable international regulatory authorities withdraws its approval of a product, we will be unable to generate revenues from the sale of that product in the relevant jurisdiction, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Accordingly, we continue to expend significant time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.
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
As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early-stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for the intended indication and for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. From time to time, we have and may in the future publish or report preliminary, initial or interim data from our clinical trials. Preliminary, initial or interim data from our clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data become available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In the U.S., there have been several recent congressional inquiries, proposed and enacted federal and state legislation and executive action designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which will, among other things, allow U.S. Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that the CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties.
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
Our ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ, ROCTAVIAN and VIMIZIM products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. A similar abridged MA process is available to biosimilar products in the EU. In particular, applicants for MAs of biosimilars are required to demonstrate through comprehensive comparability studies with the reference biological medicine that: a) their biological medicine is highly similar to the reference medicine, notwithstanding natural variability inherent to all biological medicines; and b) there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy.
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
*Changes in funding for the FDA, the EMA, other comparable regulatory authorities and other government agencies or government shutdowns could hinder the ability of such authorities and agencies to hire and retain key leadership and other personnel or otherwise prevent those authorities and agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
Changes in funding levels of regulatory authorities and government agencies can affect their ability to hire and retain key personnel and carry out their normal functions that support our business. For example, the ability of the FDA or the EMA to timely review and approve INDs or MAAs for our product candidates may be hindered by a lack of resources and qualified personnel. In addition, funding of other regulatory authorities and government agencies on which our operations rely, including those that fund research and development activities, is subject to the political budget process, which is inherently fluid and unpredictable.
Government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Gene Therapy Programs
*Our gene therapy products and product candidates are based on a novel technology, which presents additional development, manufacturing, regulatory and treatment risks in relation to our other, more traditional drug development programs.
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
Furthermore, despite our recent success obtaining regulatory approval for ROCTAVIAN in the U.S. and conditional approval in the EU, we may experience regulatory challenges for other gene therapy product candidates that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA and EC have only approved a relatively small number of vector-based gene therapy products thus far. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our future gene therapy product candidates in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in October 2020, it was reported that the Director of the Center for Biologics Evaluation and Research, the center of the FDA responsible for reviewing marketing applications for gene therapies, stated that the FDA will assess the importance of durability of effect differently for a gene therapy that treats a disease that has no other available therapies versus a condition for which there are multiple approved treatments. Additionally, in September 2021, the FDA held a Cellular, Tissue, and Gene Therapies Advisory Committee (CTGTAC) to discuss toxicity risks of adeno-associated virus (AAV) vectors for gene therapy and to seek the CTGTAC’s insight into strategies to evaluate and mitigate risks in the context of AAV vector-based product design and quality, preclinical studies, and clinical trials. ROCTAVIAN and BMN 331 are AAV vector-based. Further, the FDA continues to develop and publish new guidance and policies, such as the publication of four draft or final gene therapy-specific guidance documents in 2022. These guidance documents and other recent policy statements demonstrate that regulatory requirements for gene therapies are likely to continue to evolve based upon factors such as the intended disease or class of diseases, product type or mechanism of action, as well as broader considerations such as the kinds of evidence that will be required for gene therapy products to take advantage of expedited development programs. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring our gene therapy product candidates to market could have a negative effect on our business and financial condition.
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
As of June 30, 2023, we had cash, cash equivalents and investments totaling $1.56 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of June 30, 2023, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. Our indebtedness may:
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
If we default under any series of the Notes, such series of Notes could become immediately due and payable and it could lead to defaults under the other series of Notes.
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
Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify authorized manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA, and other comparable EU and other national and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA and the EC for the manufacture of PALYNZIQ and ROCTAVIAN and been approved by the FDA, the EC, and health agencies in other countries for the manufacture of ALDURAZYME, BRINEURA, NAGLAZYME, VIMIZIM and VOXZOGO. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and regulatory authorities in other countries for the manufacture of VIMIZIM and BRINEURA. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal, national or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our products or our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal, national or international regulatory inspection.
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
In addition, our manufacturing processes subject us to a variety of federal, national, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We incur significant costs in complying with these laws and regulations.

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
We make a significant portion of our initial international sales of newly launched products through early access, special access or “named patient sales” programs in markets where we are not required to obtain regulatory approval before establishing these programs. For example, a significant portion of our international sales of VOXZOGO since the product’s launch have been made through such programs. The specifics of the programs vary from country to country. Generally, special approval must be obtained to initiate such programs, and in some cases, special approval must be obtained for each patient. The approval normally requires an application to regulatory authorities or a lawsuit accompanied by evidence of medical need.

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
Similar to us, competitors continually seek intellectual property protection for their technology. Several of our products and development programs, such as ROCTAVIAN, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:
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
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years (based on the thresholds, we currently expect that we could fall within the scope of the Pillar Two proposals). The EU has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of EU Member States by December 31, 2023, and a number of other countries in which we conduct business also have enacted, or are in the process of enacting such rules. The implementation of such rules may increase our tax obligations, increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain non-U.S. countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many non-U.S. countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted non-U.S. legislation creates reporting obligations on payments, gifts and benefits made to these professionals. Outside the U.S., interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
Due to the breadth of the healthcare and privacy and data protection laws described above, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement authorities in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. If we are found in violation of one of these laws, we may be subject to significant criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, public reprimands, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, and debarment, suspension or exclusion from participation in government healthcare programs, any of which could adversely affect our business, financial condition and results of operations.
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
The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for ALDURAZYME, NAGLAZYME, VOXZOGO and PALYNZIQ and is one of two manufacturing facilities for BRINEURA and VIMIZIM. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support ongoing ROCTAVIAN clinical development activities and commercial demand for ROCTAVIAN. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Jeff Ajer	Executive Vice President, Chief Commercial Officer	Adoption	April 13, 2023	X		up to 77,259	July 12, 2024

*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**     “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***    Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

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

10.1*	BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as amended on April 3, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 2, 2023	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)