Form 10-Q
period 2023-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2023-11-02
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 188,368,171 shares of common stock, par value $0.001, outstanding as of October 30, 2023.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, KUVAN®, NAGLAZYME®, PALYNZIQ®, VIMIZIM® and VOXZOGO® are our registered trademarks. ROCTAVIAN® is our registered trademark in the European Union. ROCTAVIANTM is our trademark in the United States (U.S.). ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2023 and December 31, 2022
(In thousands, except share amounts)

	September 30, 2023	December 31, 2022 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$785,414	$724,531
Short-term investments	340,431	567,006
Accounts receivable, net	572,498	461,316
Inventory	1,032,159	894,083
Other current assets	224,806	104,521
Total current assets	2,955,308	2,751,457
Noncurrent assets:
Long-term investments	548,002	333,835
Property, plant and equipment, net	1,067,156	1,073,366
Intangible assets, net	302,476	338,569
Goodwill	196,199	196,199
Deferred tax assets	1,523,953	1,505,412
Other assets	165,069	176,236
Total assets	$6,758,163	$6,375,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$669,825	$572,959
Short-term convertible debt, net	493,398	—
Short-term contingent consideration	—	15,925
Total current liabilities	1,163,223	588,884
Noncurrent liabilities:
Long-term convertible debt, net	592,586	1,083,019
Other long-term liabilities	105,457	100,015
Total liabilities	1,861,266	1,771,918
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 188,339,482 and 186,250,719 shares issued and outstanding, respectively	188	186
Additional paid-in capital	5,542,774	5,404,895
Company common stock held by the Nonqualified Deferred Compensation Plan (the NQDC)	(10,393)	(8,859)
Accumulated other comprehensive income (loss)	6,257	(3,867)
Accumulated deficit	(641,929)	(789,199)
Total stockholders’ equity	4,896,897	4,603,156
Total liabilities and stockholders’ equity	$6,758,163	$6,375,074

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Net product revenues	$568,266	$493,348	$1,739,390	$1,516,533
Royalty and other revenues	13,063	11,996	33,629	41,968
Total revenues	581,329	505,344	1,773,019	1,558,501
OPERATING EXPENSES:
Cost of sales	124,745	116,288	379,376	356,379
Research and development	191,314	157,829	540,523	476,855
Selling, general and administrative	223,928	216,816	662,267	608,270
Intangible asset amortization and contingent consideration	15,681	16,828	46,975	50,935
Gain on sale of nonfinancial assets, net	—	—	—	(108,000)
Total operating expenses	555,668	507,761	1,629,141	1,384,439
INCOME (LOSS) FROM OPERATIONS	25,661	(2,417)	143,878	174,062

Interest income	15,740	4,999	40,295	9,324
Interest expense	(3,779)	(4,679)	(11,237)	(12,344)
Other income (expense), net	4,047	193	(3,700)	(3,908)
INCOME (LOSS) BEFORE INCOME TAXES	41,669	(1,904)	169,236	167,134
Provision for income taxes	1,291	4,748	21,966	25,324
NET INCOME (LOSS)	$40,378	$(6,652)	$147,270	$141,810
EARNINGS (LOSS) PER SHARE, BASIC	$0.21	$(0.04)	$0.78	$0.77
EARNINGS (LOSS) PER SHARE, DILUTED	$0.21	$(0.04)	$0.77	$0.75
Weighted average common shares outstanding, basic	188,219	185,597	187,617	185,009
Weighted average common shares outstanding, diluted	191,173	185,597	195,042	192,252

COMPREHENSIVE INCOME	$65,252	$5,625	$157,394	$158,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2023 and 2022
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Shares of common stock, beginning balances (1)	188,152	185,453	186,251	183,913
Issuances under equity incentive plans	187	372	2,088	1,912
Shares of common stock, ending balances	188,339	185,825	188,339	185,825

Total stockholders' equity, beginning balances (1)	$4,782,827	$4,499,737	$4,603,156	$4,265,670
Common stock:
Beginning balances (1)	188	186	186	184
Issuances under equity incentive plans, net of tax	—	—	2	2
Ending balances	188	186	188	186
Additional paid-in capital:
Beginning balances (1)	5,493,956	5,272,666	5,404,895	5,191,502
Issuances under equity incentive plans, net of tax	(1,827)	6,847	(19,778)	(8,306)
Stock-based compensation	50,645	56,305	156,123	153,021
Common stock held by the NQDC	—	35	1,534	(364)
Ending balances	5,542,774	5,335,853	5,542,774	5,335,853
Company common stock held by the NQDC:
Beginning balances (1)	(10,393)	(9,290)	(8,859)	(9,689)
Common stock held by the NQDC	—	(35)	(1,534)	364
Ending balances	(10,393)	(9,325)	(10,393)	(9,325)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(18,617)	18,472	(3,867)	14,432
Other comprehensive income	24,874	12,277	10,124	16,317
Ending balances	6,257	30,749	6,257	30,749
Accumulated Deficit:
Beginning balances (1)	(682,307)	(782,297)	(789,199)	(930,759)
Net income (loss)	40,378	(6,652)	147,270	141,810
Ending balances	(641,929)	(788,949)	(641,929)	(788,949)
Total stockholders' equity, ending balances	$4,896,897	$4,568,514	$4,896,897	$4,568,514

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2023 and 2022
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,270	$141,810
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77,525	77,416
Non-cash interest expense	3,198	3,089
Amortization of premium (accretion of discount) on investments	(6,781)	3,741
Stock-based compensation	152,244	149,574
Gain on sale of nonfinancial assets, net	—	(108,000)
Loss on equity investment	12,650	—
Deferred income taxes	(20,137)	(743)
Unrealized foreign exchange loss (gain)	5,454	(16,075)
Non-cash changes in the fair value of contingent consideration	—	2,243
Other	(224)	(700)
Changes in operating assets and liabilities:
Accounts receivable, net	(131,940)	(53,752)
Inventory	(97,948)	(27,419)
Other current assets	(59,389)	(8,558)
Other assets	(20,812)	12,140
Accounts payable and other short-term liabilities	56,333	(2,398)
Other long-term liabilities	14,333	(3,252)
Net cash provided by operating activities	131,776	169,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,774)	(85,271)
Maturities and sales of investments	751,677	477,244
Purchases of investments	(727,043)	(457,382)
Proceeds from sale of nonfinancial assets	—	110,000
Purchase of intangible assets	(3,141)	(9,910)
Net cash provided by (used in) investing activities	(46,281)	34,681
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	54,548	43,866
Taxes paid related to net share settlement of equity awards	(72,399)	(50,696)
Payments of contingent consideration	(9,475)	(21,054)
Principal repayments of financing leases	(2,241)	(1,635)
Net cash used in financing activities	(29,567)	(29,519)
Effect of exchange rate changes on cash	4,955	(39)
NET INCREASE IN CASH AND CASH EQUIVALENTS	60,883	174,239
Cash and cash equivalents:
Beginning of period	$724,531	$587,276
End of period	$785,414	$761,515
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$6,640	$6,575
Cash paid for income taxes	$51,687	$13,425
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$7,977	$(5,240)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$6,449	$(224)

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
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other period.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of September 30, 2023 and December 31, 2022.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$451,294	$—	$—	$451,294	$451,294	$—	$—

Level 2:
Money market instruments	291,425	—	—	291,425	291,425	—	—
Corporate debt securities	563,598	31	(6,135)	557,494	731	217,306	339,457
U.S. government agency securities	281,045	4	(3,023)	278,026	29,981	112,714	135,331
Commercial paper	21,864	—	(4)	21,860	11,983	9,877	—
Asset-backed securities	74,168	26	(446)	73,748	—	534	73,214
Subtotal	1,232,100	61	(9,608)	1,222,553	334,120	340,431	548,002
Total	$1,683,394	$61	$(9,608)	$1,673,847	$785,414	$340,431	$548,002

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$463,248	$—	$—	$463,248	$463,248	$—	$—

Level 2:
Money market instruments	248,933	—	—	248,933	248,933	—	—
Corporate debt securities	504,984	34	(11,541)	493,477	1,881	299,153	192,443
U.S. government agency securities	312,720	45	(3,771)	308,994	—	229,846	79,148
Commercial paper	48,103	11	(22)	48,092	10,469	37,623	—
Asset-backed securities	63,151	69	(592)	62,628	—	384	62,244
Subtotal	1,177,891	159	(15,926)	1,162,124	261,283	567,006	333,835
Total	$1,641,139	$159	$(15,926)	$1,625,372	$724,531	$567,006	$333,835
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of September 30, 2023, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s strategic investments was $11.2 million and $23.9 million, respectively. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the first quarter of 2023, based on new developments, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The loss on the equity investment due to impairment was recorded to Other Income (Expense), Net on the Company’s Condensed Consolidated Statements of Comprehensive Income. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s non-marketable securities policy.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$142,133	$131,071
Work-in-process	518,893	410,656
Finished goods	371,133	352,356
Total inventory	$1,032,159	$894,083
Property, Plant and Equipment, Net consisted of the following:

	September 30, 2023	December 31, 2022
Property, plant and equipment, gross	$1,918,609	$1,875,511
Accumulated depreciation	(851,453)	(802,145)
Total property, plant and equipment, net	$1,067,156	$1,073,366
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2023 was $9.9 million and $29.6 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2022 was $8.7 million and $29.9 million, respectively.
Intangible Assets, Net consisted of the following:

	September 30, 2023	December 31, 2022
Finite-lived intangible assets	$701,793	$690,871
Accumulated amortization	(399,317)	(352,302)
Net carrying value	$302,476	$338,569

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable and accrued operating expenses	$301,369	$231,238
Accrued compensation expense	175,183	207,573
Accrued rebates payable	103,379	72,654
Accrued litigation expense	39,000	—
Accrued royalties payable	12,293	13,306
Accrued income taxes	11,273	16,213
Foreign currency exchange forward contracts	10,584	12,601
Lease liability	9,324	10,375
Other	7,420	8,999
Total accounts payable and accrued liabilities	$669,825	$572,959
Reorganization Plan
On October 6, 2022, the Company announced a plan to simplify its organization that included a planned reduction in force of approximately 120 employees (representing approximately 4% of its global workforce), which was substantially completed as of December 31, 2022. The Company recorded costs of $23.0 million in 2022 and negligible adjustments in 2023 related to one-time

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
severance and employee termination benefits within Selling, General and Administrative in the Company’s Condensed Consolidated Statements of Comprehensive Income. As of December 31, 2022, $11.1 million was included in Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet. As of September 30, 2023, substantially all costs have been paid.
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of September 30, 2023 and December 31, 2022. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of September 30, 2023 or December 31, 2022.

	Fair Value Measurements as of September 30, 2023
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,836	$—	$1,836
Other assets:
NQDC Plan assets	25,541	—	25,541
Restricted investments (1)	2,361	—	2,361
Total other assets	27,902	—	27,902
Total assets	$29,738	$—	$29,738
Liabilities:
Current liabilities:
NQDC Plan liability	$1,836	$—	$1,836
Other long-term liabilities:
NQDC Plan liability	25,541	—	25,541
Total liabilities	$27,377	$—	$27,377

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
(1)    The restricted investments as of September 30, 2023 and December 31, 2022 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and nine months ended September 30, 2023.
Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2022	$15,925
Milestone payments to Ares Trading S.A. (Merck Serono)	(16,255)
Realized foreign exchange loss on settlement of contingent consideration	330
Contingent consideration as of September 30, 2023	$—
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Sell	$988,286	$808,635
Purchase	$180,560	$177,393

Derivatives not designated as hedging instruments:
Sell	$301,825	$218,903
Purchase	$6,517	$6,785
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$21,267	$19,464
Other assets	7,620	2,059
Subtotal	$28,887	$21,523

Liability Derivatives
Accounts payable and accrued liabilities	$9,918	$12,130
Other long-term liabilities	3,623	1,074
Subtotal	$13,541	$13,204

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$5,210	$1,472
Liability Derivatives
Accounts payable and accrued liabilities	$666	$471

Total Derivatives Assets	$34,097	$22,995
Total Derivatives Liabilities	$14,207	$13,675
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

	Three Months Ended September 30,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(4,636)	$15,280
Operating expenses	$908	$(3,936)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$6,559	$6,572

	Nine Months Ended September 30,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(489)	$26,779
Operating expenses	$426	$(7,115)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$3,165	$12,812
As of September 30, 2023, the Company expects to reclassify unrealized gains of $9.6 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of September 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively, the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2023	December 31, 2022
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(7,414)	(8,941)
2027 Notes, net	592,586	591,059

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount net of deferred offering costs	(1,602)	(3,040)
2024 Notes, net (1)	493,398	491,960

Total convertible debt, net	$1,085,984	$1,083,019

Fair value of fixed-rate convertible debt (2):
2027 Notes	$595,278	$647,370
2024 Notes	480,417	526,230
Total fair value of fixed-rate convertible debt	$1,075,695	$1,173,600
(1)    As the 2024 Notes mature in August 2024, the outstanding principal of the 2024 Notes is classified as a current liability as of September 30, 2023.
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest expense	$2,616	$2,616	$7,849	$7,849
Accretion of discount on convertible notes	841	838	2,519	2,511
Amortization of debt issuance costs	148	148	445	445
Total interest expense on convertible debt	$3,605	$3,602	$10,813	$10,805
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million which included a letter of credit subfacility and a swingline loan subfacility. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the credit facility was amended to extend the original maturity date from October 19, 2021 to May 28, 2024. The credit facility was terminated on August 4, 2023 and there were no amounts outstanding under the credit facility as of September 30, 2023.

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

	Three Months Ended September 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)
Other comprehensive income (loss) before reclassifications	19,892	1,634	21,526
Less: gain (loss) reclassified from AOCI	(3,728)	—	(3,728)
Tax effect	—	(380)	(380)
Net current-period other comprehensive income (loss)	23,620	1,254	24,874
AOCI balance as of September 30, 2023	$13,585	$(7,328)	$6,257

	Three Months Ended September 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2022	$30,515	$(12,043)	$18,472
Other comprehensive income (loss) before reclassifications	26,698	(4,011)	22,687
Less: gain (loss) reclassified from AOCI	11,344	—	11,344
Tax effect	—	934	934
Net current-period other comprehensive income (loss)	15,354	(3,077)	12,277
AOCI balance as of September 30, 2022	$45,869	$(15,120)	$30,749

	Nine Months Ended September 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	5,296	6,220	11,516
Less: gain (loss) reclassified from AOCI	(63)	—	(63)
Tax effect	—	(1,455)	(1,455)
Net current-period other comprehensive income (loss)	5,359	4,765	10,124
AOCI balance as of September 30, 2023	$13,585	$(7,328)	$6,257

	Nine Months Ended September 30, 2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	49,728	(17,905)	31,823
Less: gain (loss) reclassified from AOCI	19,664	—	19,664
Tax effect	—	4,158	4,158
Net current-period other comprehensive income (loss)	30,064	(13,747)	16,317
AOCI balance as of September 30, 2022	$45,869	$(15,120)	$30,749

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
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Enzyme product revenues:
VIMIZIM	$158,869	$155,470	$525,453	$511,735
NAGLAZYME	108,916	99,506	322,040	343,320
PALYNZIQ	78,885	66,206	216,105	182,734
BRINEURA	41,042	37,793	118,244	111,691
ALDURAZYME	13,812	29,046	88,533	90,755
Total enzyme product revenues	401,524	388,021	1,270,375	1,240,235
VOXZOGO	122,973	48,289	324,146	102,321
KUVAN	42,947	57,038	144,047	173,977
ROCTAVIAN	822	—	822	—
Total net product revenues	568,266	493,348	1,739,390	1,516,533
Royalty and other revenues	13,063	11,996	33,629	41,968
Total revenues	$581,329	$505,344	$1,773,019	$1,558,501
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$194,745	$176,552	$553,184	$497,205
Europe	168,784	162,583	512,910	480,645
Latin America	81,524	60,791	224,716	213,246
Rest of world	109,401	64,376	360,047	234,682
Total net product revenues marketed by the Company	$554,454	$464,302	$1,650,857	$1,425,778
ALDURAZYME net product revenues marketed by Sanofi	13,812	29,046	88,533	90,755
Total net product revenues	$568,266	$493,348	$1,739,390	$1,516,533

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	15%	15%	15%	16%
Customer B	13%	14%	12%	12%
Customer C	10%	10%	10%	9%
Total	38%	39%	37%	37%
On a consolidated basis, two customers accounted for 16% and 11% of the Company’s September 30, 2023 accounts receivable balance, respectively, compared to December 31, 2022, when two customers accounted for 22% and 15% of the accounts receivable balance, respectively. As of September 30, 2023, and December 31, 2022, the accounts receivable balance for Sanofi included $54.8 million and $68.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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
(9) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of restricted stock units (RSUs) and stock options as well as other forms of equity compensation to its employees, officers and non-employee directors. The Company also has an Employee Stock Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$4,042	$4,361	$13,094	$13,449
Research and development	14,490	17,055	49,373	47,878
Selling, general and administrative	29,855	33,247	89,777	88,247
Total stock-based compensation expense	$48,387	$54,663	$152,244	$149,574
(10) EARNINGS (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings (loss) per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income (loss), basic	$40,378	$(6,652)	$147,270	$141,810
Add: Interest expense, net of tax, on the Company's convertible debt	—	—	2,810	2,806
Net Income (loss), diluted	$40,378	$(6,652)	$150,080	$144,616
Denominator:
Weighted-average common shares outstanding, basic	188,219	185,597	187,617	185,009
Effect of dilutive securities:
Issuances under equity incentive plans	2,954	—	3,455	3,273
Common stock issuable under the Company’s convertible debt(1)	—	—	3,970	3,970
Weighted-average common shares outstanding, diluted	191,173	185,597	195,042	192,252
Earnings (loss) per common share, basic	$0.21	$(0.04)	$0.78	$0.77
Earnings (loss) per common share, diluted	$0.21	$(0.04)	$0.77	$0.75
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuances under equity incentive plans	8,547	12,221	8,045	8,948
Common stock issuable under the Company’s convertible debt (1)	8,335	8,335	4,365	4,365
Total number of potentially issuable shares	16,882	20,556	12,410	13,313
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of our convertible debt, see Note 6 - Debt.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company is involved in a purported shareholder class action lawsuit filed against the Company and certain officers and directors alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act) for making materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. On October 4, 2023, plaintiff filed a motion for final approval of settlement. A final approval hearing is scheduled for November 8, 2023. The Company maintains directors and officers liability insurance that covers exposure related to this class action lawsuit. As of September 30, 2023, based on these terms the Company has recorded an estimated loss contingency of $39.0 million to Accounts Payable and Accrued Liabilities and the same amount recorded for expected insurance recoveries in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets. As such, there was a net zero impact on the Company’s Condensed Consolidated Statement of Comprehensive Income in the three and nine months ended September 30, 2023.
Contingent Payments
As of September 30, 2023, the Company was subject to contingent payments considered reasonably possible of $788.3 million, of which $591.5 million related to early-stage development programs licensed from two third parties.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of September 30, 2023, such commitments were estimated at $246.0 million, of which $134.4 million is expected to be paid in 2023 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of September 30, 2023, is provided below:

Commercial Products	Indication
Enzyme products:
VIMIZIM (elosulfase alpha)	MPS (1) IVA
NAGLAZYME (galsulfase)	MPS VI (2)
PALYNZIQ (pegvaliase-pqpz)	PKU (3)
BRINEURA (cerliponase alfa)	CLN2 (4)
ALDURAZYME (laronidase)	MPS I (5)
Other products:
VOXZOGO (vosoritide) (6)	Achondroplasia
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec) (7)	Severe Hemophilia A
(1)For the treatment of Mucopolysaccharidosis IV Type A
(2)For the treatment of MPS VI
(3)For the treatment of adult patients with phenylketonuria (PKU)
(4)For the treatment of neuronal ceroid lipofuscinosis type 2
(5)For the treatment of MPS I. ALDURAZYME is marketed worldwide by Sanofi
(6)For the treatment of achondroplasia in children of all ages for the U.S., aged four months and older for the European Union (EU) and for various age ranges for other markets.
(7)For the treatment of adults with severe hemophilia A. ROCTAVIAN was conditionally approved by the European Commission (EC) in August 2022 and approved by the Food and Drug Administration (FDA) in the U.S. in June 2023.
A summary of our on-going clinical development programs, as of September 30, 2023, is provided below:

Clinical Development Programs	Target Indication	Stage
BMN 255	Hyperoxaluria	Clinical Phase 1/2
BMN 331	Hereditary Angioedema (HAE)	Clinical Phase 1/2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$581.3	$505.3	$1,773.0	$1,558.5
Cost of sales	$124.7	$116.3	$379.4	$356.4
Research and development (R&D) expense	$191.3	$157.8	$540.5	$476.9
Selling, general and administrative (SG&A) expense	$223.9	$216.8	$662.3	$608.3
Gain on sale of nonfinancial assets, net	$—	$—	$—	$(108.0)
Provision for income taxes	$1.3	$4.7	$22.0	$25.3
Net income (loss)	$40.4	$(6.7)	$147.3	$141.8
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
Regulatory Approvals and Continued Emphasis on Research and Development
Product Launches, Approvals and Product Life Cycle Expansion Opportunities
•ROCTAVIAN: In June 2023, the FDA approved our gene therapy for the treatment of adults with severe hemophilia A. In the third quarter of 2023, we executed a number of critical steps to raise awareness among patients, physicians and patient advocate groups, as well as prepare Hemophilia Treatment Center (HTC) sites to treat patients. ROCTAVIAN was first conditionally approved by the EC in August 2022. We treated the first commercial patient with ROCTAVIAN in Germany in the third quarter of 2023, followed by a second commercial patient in November 2023. We continue to make progress on the pricing and reimbursement process in Germany and Italy to facilitate access.
We continue to explore ROCTAVIAN product expansion opportunities. These potential opportunities include a clinical study investigating ROCTAVIAN treatment in those with active or prior inhibitors and continued exploration of methods of administering ROCTAVIAN in people with pre-existing antibodies against AAV5.
•VOXZOGO: In October 2023, the FDA approved VOXZOGO for the treatment of achondroplasia in children of all ages with open growth plates in the U.S. and the EC adopted the decision to expand the indication for VOXZOGO to treat children with achondroplasia aged four-months and older with open growth plates.
In the near future, we plan to begin enrollment in the pivotal program with VOXZOGO for the treatment of children with hypochondroplasia, a genetic statural condition caused by a mutation (gene change) in the fibroblast growth factor receptor-3 (FGFR3) gene that is characterized by impaired bone growth. The six-month observation arm of the study will be followed by the 52-week randomized, double-blind, placebo-controlled phase of the 80-participant clinical trial. If successful, we believe this study will be able to support regulatory approval in this large indication.
We are also preparing to initiate two additional clinical programs in 2024 with VOXZOGO, one in idiopathic short

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
stature and one in genetic short stature conditions.
Select Earlier-stage Development Portfolio
•BMN 255 for hyperoxaluria in chronic liver disease: We believe the availability of a potent, orally bioavailable, small molecule like BMN 255 may be able to significantly reduce disease and treatment burden in a patient population with significant unmet need. We expect to have a determination of clinical proof of concept in 2024.
•BMN 331 gene therapy product candidate for Hereditary Angioedema (HAE): Currently this product candidate is in the Phase 1/2 HAERMONY study to evaluate this investigational AAV5-mediated gene therapy for people living with HAE. We expect to dose additional patients with an optimized corticosteroid regimen with an anticipated determination of clinical proof of concept by 2025.
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
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2023, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Enzyme product revenues:
VIMIZIM	$158.9	$155.5	$3.4	$525.6	$511.7	$13.9
NAGLAZYME	108.9	99.5	9.4	322.0	343.3	(21.3)
PALYNZIQ	78.9	66.2	12.7	216.1	182.7	33.4
BRINEURA	41.0	37.8	3.2	118.2	111.7	6.5
ALDURAZYME	13.8	29.0	(15.2)	88.5	90.8	(2.3)
Total enzyme product revenues	$401.5	$388.0	$13.5	$1,270.4	$1,240.2	$30.2
VOXZOGO	123.1	48.3	74.8	324.2	102.3	221.9
KUVAN	42.9	57.0	(14.1)	144.0	174.0	(30.0)
ROCTAVIAN	0.8	—	0.8	0.8	—	0.8
Total net product revenues	$568.3	$493.3	$75.0	$1,739.4	$1,516.5	$222.9

Net Product Revenues include revenues generated from our commercial products. In the U.S., our commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) program, and ALDURAZYME is marketed worldwide by Sanofi. Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end users.
The increase in Net Product Revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, particularly in the U.S.; partially offset by
•ALDURAZYME: lower sales volume due to timing of order fulfillment to Sanofi; and
•KUVAN: lower product revenues attributed to increasing generic competition as a result of the loss of exclusivity in the U.S.
The increase in Net Product Revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributed to the following:
•VOXZOGO: higher sales volume from continued global market expansion and new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, particularly in the U.S.; partially offset by
•KUVAN: lower product revenues primarily attributed to increasing generic competition as a result of the loss of exclusivity in the U.S.; and
•NAGLAZYME: lower sales volume primarily due to timing of orders in countries that place large government orders, particularly in Latin America, and the impact of foreign currency exchange rates.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which may create significant period to period variation in our revenues.
Strong demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we expect to face challenges meeting VOXZOGO demand during the remainder of 2023 and through the first half of 2024. These demand challenges will result in modest reduction of our revenue growth for VOXZOGO during the supply-constrained period. The projected temporary supply constraint could result in postponement of planned entry into additional markets or delayed clinical development activities until VOXZOGO inventory levels increase. We are working to increase fill-finish capacity to meet this increased demand while also implementing actions to manage growth and minimize patient impact. For example, we recently secured increased supply commitments beginning in mid-2024. We do not expect a material impact on our revenues if we successfully execute our manufacturing plans. See "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
See also the risk factor “The sale of generic versions of KUVAN by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in KUVAN revenues faster than expected” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Sales denominated in USD	$257.9	$239.2	$18.7	$830.6	$739.8	$90.8
Sales denominated in foreign currencies	310.4	254.1	56.3	908.8	776.7	132.1
Total net product revenues	$568.3	$493.3	$75.0	$1,739.4	$1,516.5	$222.9

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(21.8)	$(18.1)	$(3.7)	$(71.9)	$(40.6)	$(31.3)
The unfavorable impact for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily driven by weakening of Argentine Peso, Euro, Russian Ruble and Japanese Yen with the nine month comparative period also impacted by weakening of the Colombian Peso.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Royalty and other revenues	$13.1	$12.0	$1.1	$33.6	$42.0	$(8.4)
The increase in Royalty and Other Revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to higher royalty revenues earned from third parties. The decrease in Royalty and Other Revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to lower royalty revenues earned from third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Total revenues	$581.3	$505.3	$76.0	$1,773.0	$1,558.5	$214.5
Cost of sales	$124.7	$116.3	$8.4	$379.4	$356.4	$23.0
Gross margin	78.5%	77.0%	1.5%	78.6%	77.1%	1.5%
Cost of Sales increased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily due to increased sales volumes as noted above. Gross margin increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to the increased sales volumes for products with higher margin and lower per unit manufacturing costs for our enzyme products, partially offset by higher inventory reserves. Gross margin increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the increased sales volumes for products with higher margin.
We expect gross margin to range between approximately 77.8% and 79.0% through the remainder of 2023.
Research and Development
R&D expense includes costs associated with the research and development of product candidates and post-marketing research commitments related to our commercial products. R&D expense primarily includes preclinical and clinical studies, personnel and raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, R&D facilities and regulatory costs.
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
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Research and early development	$84.1	$62.6	$21.5	$223.3	$188.3	$35.0
Other commercial products	34.3	29.4	4.9	95.1	86.4	8.7
ROCTAVIAN	32.4	29.0	3.4	95.0	90.7	4.3
VOXZOGO	20.6	22.5	(1.9)	70.0	76.9	(6.9)
BMN 331	10.1	8.4	1.7	28.7	21.9	6.8
BMN 255	5.6	2.3	3.3	12.3	6.8	5.5
Other	4.2	3.6	0.6	16.1	5.9	10.2
Total R&D expense	$191.3	$157.8	$33.5	$540.5	$476.9	$63.6
The increase in R&D expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to higher spend in research and early development programs due to increased pre-clinical activities, including studies for planned Investigational New Drug (IND) application submissions, higher spend on activities related to our commercial and clinical products and an increase in other R&D costs primarily related to incremental compensation expense due to the increase in fair value of the plan assets held in our nonqualified deferred compensation plan. Increases were partially offset by a reduction in clinical activities related to VOXZOGO’s commercial indications.

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
SG&A expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
S&M expense	$121.9	$111.3	$10.6	$355.2	$325.7	$29.5
G&A expense	102.1	105.5	(3.4)	307.1	282.6	24.5
Total SG&A expense	$224.0	$216.8	$7.2	$662.3	$608.3	$54.0

S&M expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Enzyme Products	54.9	54.1	0.8	$167.6	$165.3	$2.3
VOXZOGO	27.4	26.5	0.9	78.4	72.5	5.9
ROCTAVIAN	27.2	18.4	8.8	74.6	52.6	22.0
Other	12.4	12.3	0.1	34.6	35.3	(0.7)
Total S&M expense	$121.9	$111.3	$10.6	$355.2	$325.7	$29.5
The increase in S&M expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily a result of increased activities in support of the European and U.S. launch of ROCTAVIAN and, to a lesser extent, activities in support of the continued VOXZOGO global expansion.
The decrease in G&A expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to lower foreign currency losses, partially offset by increased costs related to strategic initiatives. The increase in G&A expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to increased costs related to strategic initiatives and unfavorable fluctuations of unhedged currencies.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Amortization of intangible assets	$15.7	$15.9	$(0.2)	$47.0	$47.1	$(0.1)
Changes in the fair value of contingent consideration	—	0.9	(0.9)	—	3.8	(3.8)
Total intangible asset amortization and contingent consideration	$15.7	$16.8	$(1.1)	$47.0	$50.9	$(3.9)

Gain on sale of nonfinancial assets, net	$—	$—	$—	$—	$108.0	$(108.0)
Amortization of intangible assets – the expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was relatively flat.
Fair value of contingent consideration – the decrease in the fair value of contingent consideration for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was attributable to attainment of the final commercial milestone in the fourth quarter of 2022.
Gain on Sale of Nonfinancial Assets, Net – the decrease in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to the sale in the first quarter of 2022 of a Priority Review Voucher (PRV) with no similar transaction in 2023.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$15.7	$5.0	$10.7	$40.3	$9.3	$31.0
The increase in Interest Income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to higher yields on our investment portfolio. We do not expect Interest Income to fluctuate significantly over the next 12 months due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest expense	$3.8	$4.7	$(0.9)	$11.2	$12.3	$(1.1)
Interest Expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was relatively flat. We do not expect Interest Expense to fluctuate significantly over the next 12 months as the rates on our convertible debt are fixed. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net	$4.0	$0.2	$3.8	$(3.7)	$(3.9)	$0.2
The increase in Other Income (Expense), Net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a gain related to a fiscal 2022 refundable tax credit. The change in Other Income (Expense), Net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was relatively flat.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Provision for income taxes	$1.3	$4.7	$(3.4)	$22.0	$25.3	$(3.3)
The decrease in Provision for Income Taxes for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a discrete benefit for a valuation allowance release partially offset by higher pre-tax income in the third quarter of 2023 compared to the third quarter of 2022. In the third quarter of 2023, we determined that it is more likely than not that the deferred tax assets related to a future royalty stream will be realized. In making this determination, we analyzed both the consistent historical royalty earnings and the forecast of future royalty earnings and reached the conclusion that it was appropriate to release the valuation allowance reserve. The decrease in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a discrete benefit for the valuation allowance release in the third quarter of 2023, partially offset by an increase in the effective tax rate.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$785.4	$724.5	$60.9
Short-term investments	340.4	567.0	(226.6)
Long-term investments	548.0	333.9	214.1
Cash, cash equivalents and investments	$1,673.8	$1,625.4	$48.4
We believe our cash generated from sales of our commercial products, in addition to our cash, cash equivalents and short-term investments will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and long-term investment balances. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash.
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
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$131.8	$169.1	$(37.3)
Net cash provided by (used in) investing activities	$(46.3)	$34.7	$(81.0)
Net cash used in financing activities	$(29.6)	$(29.5)	$(0.1)
The decrease in net cash provided by operating activities in the nine months ended September 30, 2023 compared to September 30, 2022 was primarily attributed to the timing of cash receipts from our customers and increased payments for inventory purchases, partially offset by the timing of payments to vendors and payments of income taxes.
The increase in net cash used in investing activities in the nine months ended September 30, 2023 compared to September 30, 2022 was primarily attributable to the absence of $110.0 million proceeds from the sale of the PRV in the first quarter of 2022, partially offset by a decrease in purchases of fixed assets, lower payments related to purchases of intangible assets and higher maturities of available-for-sale debt securities net of purchases.
The change in net cash used in financing activities in the nine months ended September 30, 2023 compared to September 30, 2022 was flat but was comprised of higher taxes paid for net settlement of shares under our equity incentive plans offset by a decrease in milestone payments to a third party related to PKU sales milestones achieved in 2022 and increased proceeds from stock option exercises.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of September 30, 2023 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of September 30, 2023, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2022. We have reclassified all of the outstanding principal of the 2024 Notes as a current liability as there are less than twelve months remaining until maturity.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million which included a letter of credit subfacility and a swingline loan subfacility. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the credit facility was amended to extend the original maturity date from October

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
19, 2021 to May 28, 2024. The credit facility was terminated on August 4, 2023 and there were no amounts outstanding under the terminated credit facility as of September 30, 2023.
Material Cash Requirements
Funding Commitments
Our investment in our research and early development of product candidates and continued development of our existing commercial products has a major impact on our operating performance. R&D expenses for our commercial products and certain product candidates for the period since inception as of September 30, 2023 were as follows:

Since Program Inception

ROCTAVIAN	$1,039.1
VOXZOGO	$871.0
BMN 331	$138.6
BMN 255	$47.2
Other commercial products	$2,584.1
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
Purchase Obligations
As of September 30, 2023, we had obligations of approximately $246.0 million, which primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. Of this amount, $134.4 million is expected to be paid in 2023. The remainder of the estimated obligation is expected to be paid in the following year as underlying goods and services are received.
Other Obligations
As of September 30, 2023, we expect to pay $39.0 million related to a litigation-related loss contingency, which was included in Accounts Payable and Accrued Liabilities and the same amount for expected insurance recoveries was included in Other Current Assets on our Condensed Consolidated Balance Sheets. We do not expect these anticipated payments and receipts to affect our liquidity.
Our lease, contingent obligations and unrecognized tax benefits as of September 30, 2023 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2023 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. We filed an opposition to plaintiff’s motion for class certification on January 27, 2023. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. On October 4, 2023, plaintiff filed a motion for final approval of settlement. A final approval hearing is scheduled for November 8, 2023.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. On January 19, 2023, the Court granted our motion to dismiss the complaint without prejudice. On February 21, 2023, the court dismissed the complaint with prejudice at plaintiffs’ request. Plaintiffs have appealed the court’s January 19, 2023 order to the United State Court of Appeals for the Ninth Circuit and filed their opening brief on June 23, 2023. Defendants filed their answering brief on August 23, 2023. Plaintiffs filed their reply brief on October 13, 2023. We believe that the claims have no merit and we intend to vigorously defend this action.
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative actions filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying the securities class action related to ROCTAVIAN. The complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys fees and costs, and any other relief the court may deem just and proper. We believe that the claims in both cases have no merit and we intend to vigorously defend these actions.

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
*If we fail to develop new products and product candidates or compete successfully with respect to acquisitions, joint ventures, licenses or other collaboration opportunities, our ability to continue to expand our product pipeline and our growth and development would be impaired.
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
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system or companion diagnostic. For example, ROCTAVIAN is approved with a companion diagnostic test intended to detect pre-existing anti-AAV5 antibodies, which may render the gene therapy less effective or ineffective. Some of these products intended to be used with a medical device may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, medical devices and medicinal products are regulated separately, through different legislative instruments. The related applicable requirements will vary depending on the type of drug-device combination product. If, for example, a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements (GSPRs) established for medical devices by EU medical devices legislation apply to the device component of such combination products. In the EU, companion diagnostics are deemed to be in vitro diagnostic medical devices and must conform with the applicable GSPRs. To demonstrate compliance with the GSPRs, companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has been, or is in the process of being, authorized through the centralized procedure for the authorization of medicinal products, the Notified Body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. Our product candidates intended for use with separately regulated devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals, clearances, or certifications. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA and EU review processes and related criteria are complex, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.
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
In the U.S., the company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity (extendable to twelve years for orphan drugs that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006), during which similar medicines for the same indication cannot be placed on the market, is granted. Market authorizations (MAs) may also be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the MA holder for the first orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities. MAs may also be granted for the same therapeutic indication in relation to products that are not similar. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act and/or the Orphan Regulation, as applicable, to maintain a competitive position. If we do not obtain orphan drug exclusivity for our products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
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
As of September 30, 2023, we had cash, cash equivalents and investments totaling $1.67 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of September 30, 2023, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. Our indebtedness may:
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
General Risk Factors
*We depend upon our key personnel and our ability to attract and retain qualified employees.
Our future growth and success will depend in large part on our continued ability to attract, retain, manage and motivate our employees. The loss of the services of a significant portion of our workforce or any member of our senior management or the inability to hire or retain qualified personnel could adversely affect our ability to execute our business plan and harm our operating results.
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. In November 2023, we announced the retirement of Jean-Jacques Bienaimé, our then-current President and Chief Executive Officer, and the appointment of Alexander Hardy as President and Chief Executive Officer, each effective December 1, 2023. This change in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. If Mr. Hardy’s succession as President and Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement our strategic plans, it could disrupt our business and affect our financial condition and operating results.
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
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years (based on the thresholds, we currently expect that we are likely to fall within the scope of the Pillar Two proposals). The EU has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of EU Member States by December 31, 2023, and a number of other countries in which we conduct business also have enacted, or are in the process of enacting, such rules. The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and reactive issues (e.g., security incidents). Any such disclosures, including those under state data breach notification laws, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, banking crises, natural disasters, geopolitical instability resulting from war, terrorism and other violence, lasting effects of the COVID-19 pandemic or other global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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
Additionally, the lasting effects of the COVID-19 pandemic could continue to adversely affect our business, results of our operations, and financial condition. The COVID-19 pandemic impacted our global revenue sources and overall business operations by, for example, presenting challenges to our ability to find adequate resources to staff clinical trials, impacting patients’ ability to participate in trials, affecting our ability to source materials and supplies for trials and otherwise delaying trials, and the pandemic could continue to adversely impact our financial results and our business generally in 2023. Effects of any future pandemic or other global public health threat on all aspects of our business and operations and the duration of such effects are highly uncertain and difficult to predict. Moreover, while the long-term economic impact of the COVID-19 pandemic may be difficult to predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and Notes. In addition, a recession, further market correction or depression resulting from a future global public health threat could materially adversely affect our business and the value of our common stock and Notes.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Jean-Jacques Bienaimé	Chairman and Chief Executive Officer	Adoption	August 7, 2023	X		up to 191,000	June 3, 2024
G. Eric Davis	Executive Vice President, Chief Legal Officer and Secretary	Adoption	September 13, 2023	X		up to 164,429****	August 1, 2024
Henry J. Fuchs, M.D.	President of Worldwide Research & Development	Adoption	August 17, 2023	X		up to 64,659	November 15, 2024
Brian R. Mueller	Executive Vice President and Chief Financial Officer	Adoption	August 23, 2023	X		up to 12,495	July 30, 2024

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
**** Includes up to 41,680 shares subject to performance-based restricted stock units previously granted to Mr. Davis that may vest and be released to Mr. Davis on or before August 1, 2024 upon the satisfaction of the applicable vesting conditions. The actual number of shares that will be released to Mr. Davis pursuant to the performance-based restricted stock units and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 2, 2023	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)