Form 10-K
period 2023-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2024-02-26
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $10.1 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 16, 2024, the registrant had 188,675,622 shares of common stock, par value $0.001, outstanding.
Documents Incorporated by Reference: Specified portions of the registrant's definitive proxy statement for the registrant's 2024 annual meeting of stockholders, which will be filed with the Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2023, are incorporated by reference under Part III of this Annual Report on Form 10-K.

BIOMARIN PHARMACEUTICAL INC.
2023 FORM 10-K ANNUAL REPORT

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
•As compared to our other, more traditional products, gene therapy products may present additional challenges with respect to the pricing, coverage, reimbursement, and acceptance of the product.
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
Recent Developments
In 2023, we achieved $2.4 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued making important advancements in our product development pipeline. Our key business developments in 2023 include U.S. Food and Drug Administration (FDA) approval of VOXZOGO for children with achondroplasia of all ages with open growth plates in the United States, European Commission (EC) approval to expand the indication for VOXZOGO to treat children with achondroplasia aged four months and older with open growth plates in the European Union (EU), and FDA approval of ROCTAVIAN in the U.S. Please see the disclosures below in this Annual Report on Form 10-K for further discussion of these recent developments.
Commercial Products

Commercial Products	Indication	2023 Net Product Revenues (in millions of U.S. Dollars)
Enzyme Products:
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA	$701.0
NAGLAZYME (galsulfase)	MPS VI	$420.3
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)	$303.9
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)	$161.9
ALDURAZYME (laronidase)	MPS I	$131.2
Other Products:
VOXZOGO (vosoritide)	Achondroplasia	$469.9
KUVAN (sapropterin dihydrochloride)	PKU	$180.8
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A	$3.5
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
PALYNZIQ is approved for marketing in the U.S. for adult patients with PKU who have uncontrolled blood Phe concentrations greater than 600 micromol/L on existing management. PALYNZIQ is also approved for marketing in the EU, Australia, and Brazil for patients ages 16 and older who have inadequate blood Phe control (blood Phe concentrations greater than 600 micromol/L) despite prior management with available treatment options.
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
BRINEURA is administered via intracerebroventricular (ICV) infusion and intended to be used in combination with a delivery device, such as an injector or other delivery system. Please see “Government Regulation – Regulation of Approved Products – Combination Products and Companion Diagnostics” in this Annual Report on Form 10-K for additional information on combination products.
BRINEURA is approved for marketing in the U.S. (for ages three and older) and in the EU (for all ages from birth) and in other international markets.
ALDURAZYME
ALDURAZYME is a highly purified protein that is designed to be identical to a naturally occurring form of the human enzyme alpha-L-iduronidase, a lysosomal enzyme normally required for the breakdown of GAGs. MPS I is a progressive and debilitating life-threatening genetic disease that is caused by the deficiency of alpha-L-iduronidase. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form of the disease), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

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
VOXZOGO is approved for marketing for the treatment of achondroplasia in children with open growth plates of all ages in the U.S. and Japan, children with open growth plates aged four months and older in the EU, and patients in various age ranges for other markets, including Australia and Brazil.
We continue to research VOXZOGO’s safety and effectiveness in children with achondroplasia. At the 2023 American College of Medical Genetics and Genomics Annual Clinical Genetics Meeting, we presented updated data demonstrating the long-term benefit of treatment with VOXZOGO and new observational data on disease burden in children with achondroplasia.

In the fourth quarter of 2023, we began the pivotal program with VOXZOGO for the treatment of children with hypochondroplasia. The six-month run-in study will be followed by the 52-week randomized, double-blind, placebo-controlled phase of the 80-participant clinical trial, with the treatment study expected to begin mid-2024. We are engaging global health authorities in the first half of 2024 regarding development programs in idiopathic short stature and multiple genetic short stature pathway conditions, with plans to begin pivotal studies later in 2024.
Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks related to VOXZOGO in the U.S. and international markets.
KUVAN
KUVAN is a proprietary synthetic oral form of 6R-BH4, a naturally occurring enzyme co-factor for PAH, indicated for patients with PKU. KUVAN is the first drug for the treatment of PKU, which is an inherited metabolic disease. We believe that approximately 30% to 50% of those with PKU could benefit from treatment with KUVAN.
KUVAN is approved for marketing in the U.S., the EU and other international markets (excluding Japan). In certain international markets, KUVAN is also approved for, or is only approved for, the treatment of primary BH4 deficiency, a different disorder than PKU.
Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the EC or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets.
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
ROCTAVIAN was conditionally approved by the EC in August 2022 and approved by the FDA in the U.S. in June 2023. Our European launch of ROCTAVIAN is underway following ROCTAVIAN'S conditional approval for marketing in the EU for the treatment of severe hemophilia A in adult patients without a history of factor VIII inhibitors and without detectable antibodies to AAV5. We plan to provide the European Medicines Agency (EMA) further clinical data in an effort to convert our conditional approval to a standard marketing authorization. Please see “Government Regulation – Adaptive Pathways” in this Annual Report on Form 10-K for additional information on conditional marketing authorizations.
We have and continue to collaborate with payers around the world to secure reimbursement for ROCTAVIAN on terms which are intended to assist payers with realizing the value and sharing the risk of a one-time treatment. For example, we have agreed with the German National Association of Statutory Health Insurance Funds an outcome-based prospective cohort model for ROCTAVIAN which will allow future reimbursement to be increased or decreased based on real-world data collected from the German Haemophilia Registry of patients treated with ROCTAVIAN. We are also continuing our development efforts on ROCTAVIAN expansion opportunities.
Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks related to ROCTAVIAN in the U.S. and international markets.
Research and Development Programs
We have multiple clinical and preclinical product candidates in various stages of development that are intended to address the root causes of genetic conditions with a significant unmet medical need. Generally, our development programs have well-understood biology and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options.
In 2023, we conducted clinical trials on several product candidates for the treatment of various diseases and progressed pre-clinical activities, including studies intended to support Investigational New Drug (IND) application or Clinical Trial Application (CTA) submissions.
During the first quarter of 2024, our management began a strategic portfolio review of all research and development (R&D) programs to determine which R&D assets have the highest potential patient impact and highest potential value creation for stockholders.
Manufacturing
We manufacture the active pharmaceutical ingredients (API) for ALDURAZYME, NAGLAZYME, PALYNZIQ, VOXZOGO, and ROCTAVIAN in our production facilities located in Novato, California. Our commercial-scale gene therapy manufacturing facility, located in Novato, California, also supports our clinical development activities. This facility has the potential to produce multiple gene therapy products to meet global commercial demand, depending on dose and production mix. We manufacture the API for BRINEURA and VIMIZIM in our manufacturing facility in Shanbally, Cork, Ireland. Our Novato and Shanbally facilities have been inspected and have demonstrated compliance with current Good Manufacturing Practice (cGMP) to the satisfaction of the FDA, the EC and health agencies in other countries. We also have installed aseptic filling and drug product packaging capabilities at the Shanbally site. Regulatory inspections of this new drug product filling facility are planned and/or anticipated over the coming months.
We contract with third parties to manufacture KUVAN API. Additionally, most of our drug product manufacturing (which includes vials, syringes, tablets, and powder) is performed externally by contract manufacturers. The volume mix will change as drug product filing operations initiate and expand in the Shanbally site. Packaging operations are effectively split between installed capacity at the Shanbally site and several contract manufacturers. We expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, drug product, and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sale. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMP certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies.
Raw Materials

Raw materials and supplies required to produce our products and product candidates are available in some instances from one supplier and in other instances from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We have adopted policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from our suppliers, we cannot provide assurance that we will not face shortages from one or more of them in the future. Please see the risk factor, “Supply interruptions may disrupt our inventory levels and the availability of our products and product candidates and cause delays in obtaining regulatory approval for our product candidates, or harm our business by reducing our revenues.” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
In the U.S., our products (other than ALDURAZYME) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than ALDURAZYME). We believe that with moderate changes in 2024, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, will likely require expansion of our commercial organization, including our sales force, in the U.S. and international markets.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Customers for our products (other than ALDURAZYME) include a limited number of specialty pharmacies and end-users, such as hospitals and non-U.S. government agencies. We also sell our products (other than ALDURAZYME) to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, governments place large periodic orders for NAGLAZYME and VIMIZIM. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. PALYNZIQ is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2023, 36% of our net product revenue was generated by three customers. Sanofi is our sole customer for ALDURAZYME and is responsible for distributing, marketing, and selling ALDURAZYME to third parties.
Competition
Commercial Products
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
PALYNZIQ and KUVAN
There are currently no other approved, non-generic drugs on the market in the U.S. or the EU for the treatment of PKU. However, generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the EMA or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets. PALYNZIQ and KUVAN also have potential competition from clinical stage product candidates from Jnana Therapeutics Inc., Nestle Health Science, S.A., Sanofi, S.A., PTC Therapeutics, Inc. Moderna Therapeutics Inc., Agios Pharmaceuticals Inc., SOM Innovation Biotech, S.A., and Synlogic, Inc. and earlier stage product candidates, including product candidates from Generation Bio Co., Moderna Therapeutics, Inc., Poseida Therapeutics, Inc., Tessera Therapeutics, Inc., and Evox Therapeutics Limited. We and other companies are also developing gene therapy product candidates for PKU.
VOXZOGO
VOXZOGO, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S, Pfizer, Inc., QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc. and Sanofi and preclinical product candidates from other companies, including Astellas Pharma Inc., Tyra Biosciences, Inc., Abbisko Therapeutics Co Ltd, SiSaf Ltd, Peptron Inc., and Immunoforge, Co. Ltd.
ROCTAVIAN
ROCTAVIAN, a gene therapy for the treatment of adults with severe hemophilia A, has potential competition from marketed recombinant factor VIII replacement therapies, including products marketed by Sanofi S.A., Takeda Pharmaceutical Company Limited, Bayer AG, Novo Nordisk A/S, CSL Behring, and Pfizer, Inc., a novel bispecific antibody marketed by the Roche Group, and clinical stage programs, including gene therapy product candidates under development by ASC Therapeutics, Inc., Pfizer, Inc., and the Roche Group. In addition, Novo Nordisk A/S, Pfizer, Inc., the Roche Group and Sanofi are developing novel non-factor replacement product candidates in the clinic for the treatment of hemophilia A.

Research and Development Programs

Substantially all of our clinical and preclinical product candidates have potential competition from several companies, which in some cases, have development programs in later stages than our own.
Patents, Proprietary Rights and Regulatory Exclusivity
Our success depends on an intellectual property portfolio that supports our future revenue streams and also creates barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. Furthermore we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including registrations, assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.

U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. U.S. patents that were issued on applications filed before June 8, 1995, may be effective until 17 years from the issue date, if that is later than the 20-year date. In some cases, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic or, in the case of the U.S., because of U.S. Patent and Trademark Office (USPTO) delays in prosecuting the application. In the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act), a patent that covers a drug approved by the FDA may be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. The duration and extension of the term of foreign patents varies in accordance with local law. In the EU, Supplementary Protection Certificates (SPCs) are available to extend a patent term up to five years to compensate for patent protection lost during regulatory review. Although all EU Member States must provide SPCs, SPCs must be applied for and granted on a country-by-country basis. Limited exceptions apply to the protection conferred by the SPC.
The table below lists our active patents and patent applications of primary importance for our products other than ALDURAZYME and NAGLAZYME by territory, general subject matter (including composition, methods of treatment and approved use, methods of production and purification, pharmaceutical compositions and clinical formulations) and latest expiry date. With respect to ALDURAZYME and NAGLAZYME, the last of our patents expired in November 2020 and November 2023, respectively. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately in the table below. We continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our products that may, if issued, extend patent exclusivity beyond the expiration dates listed in the table below.

Product	Territory	Patent No(s).	General Subject Matter	Patent Expiration
BRINEURA	U.S.	8,029,781	Method of treatment	March 7, 2023(1)
		9,044,473	Method of treatment by administration into the cerebrospinal fluid	February 18, 2032
		10,279,015	Formulation; kit	May 5, 2036
	EU	1673104	Pharmaceutical composition	August 30, 2024
		EP3294345	Formulation	May 5, 2036
PALYNZIQ	U.S.	7,534,595	Composition; method of treating	May 24, 2032(2)
		10,221,408	Purification	February 3, 2031
		9,557,340	Antibody detection assay	July 30, 2029
		11,505,790	Regimen	February 3, 2031
	EU	2152868	Composition; pharmaceutical composition	May 23, 2028 / May 23, 2033(3)
		2531209; 3025728	Formulation; purification	February 3, 2031
ROCTAVIAN	US	9,504,762; 10,463,718; 11,406,690	Compositions, Methods of Treatment, Production	September 10, 2034(4)
		10,512,675; 11,690,898	Formulation, Clinical Methods of Treatment	April 10, 2037 December 19, 2038
	EU	3044231	Compositions, Methods of Treatment	September 10, 2034(5)
VIMIZIM	U.S.	8,128,925	Compositions; methods of treatment	April 10, 2030
		8,765,437	Purification; formulation; methods of treatment	January 10, 2032
	EU	2245145	Composition; use for treating	April 30, 2029(6)
		2595650	Purification; composition; use for treating; formulation	July 22, 2031
VOXZOGO	U.S.	8,198,242	Compositions, Methods of Treatment	June 11, 2030(7)
		9,907,834	Formulation	August 1, 2036
		10,646,550	Clinical methods of treatment	August 1, 2036
	EU	2432489	Compositions, Methods of Treatment	May 20, 2030(8)
(1)    Date of expiry includes patent term extension (PTE).
(2)    Date of expiry includes the granted PTE.

(3)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to May 23, 2033 in certain European countries, including Austria, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland France, Greece, Hungary, Ireland, Iceland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Spain, Slovakia, Slovenia, Sweden, and United Kingdom.
(4)     We filed for a PTE for these patents, and if granted, we expect the patents’ expirations will extend to June 29, 2037 for the 9,504,762 patent and November 21, 2036 for the 11,406,690 patent.
(5)    We applied for SPCs for this patent and we have to date received SPC to extend the patent expiration to August 25, 2037 in certain European countries, including Austria, Cyprus, Denmark, Estonia, Finland, Hungary, Italy, Lithuania, Luxembourg, Latvia, Malta, Netherlands, and Portugal.
(6)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to April 30, 2029 in certain European countries, including Austria, Belgium, Bulgaria, Cypress, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden, Switzerland and the United Kingdom.
(7)    We filed for a PTE for this patent, and if granted, we expect the patent expiration will extend to May 20, 2035.
(8)    We applied for SPCs for this patent and have been granted SPCs so far in Greece, Estonia, Hungary, Sweden, France, Italy, Austria, Japan, and Australia, extending the patent expiration to May 20, 2035.
In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the EU through the dates set forth below:

Commercial Products	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
BRINEURA	2024	2029	2027
PALYNZIQ	2025	2030	2029
ROCTAVIAN	2030	2035	2032
VIMIZIM	Expired	2026	2024
VOXZOGO	2028	Not Applicable	2031
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
Government Regulation
Regulation by governmental authorities in the U.S., European countries and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products. Our industry is subject to significant federal, state, local and non-U.S. regulation. Our products require approval from the FDA, the EC (on the basis of the scientific opinions issued by the EMA) and corresponding agencies in other countries before they can be marketed. Failure to comply with applicable U.S. and foreign requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning or untitled letters, investigations, product recalls, product seizures, total or partial suspension or withdrawal of marketing, production or distribution authorizations, injunctions, fines, civil penalties, and criminal prosecution.
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
Preclinical tests include laboratory evaluation, as well as animal studies, to assess the characteristics and potential pharmacology, pharmacokinetics and toxicity of the product. The conduct of the preclinical tests must comply with FDA and/or EU and national regulations and requirements, including good laboratory practices (GLP). The results of preclinical testing, along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol are reviewed by the applicable regulatory agency as part of an IND or CTA. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND or CTA is submitted. Until the CTA or IND is approved or becomes effective following a waiting period, and appropriate reviews have been satisfactorily completed by the applicable Institutional Review Boards (IRBs) or Ethics Committees, we may not start the clinical trial in the relevant jurisdiction.
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
After completion of the required clinical testing, an application is prepared and submitted to the applicable regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway) (the EEA), there are two types of marketing authorizations (MA), namely: (i) the “Union” MA, which is issued by the EC through the so-called “centralized procedure”, based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use (CHMP), and results in a single marketing authorization that is valid across the EEA; and (ii) “National MAs,” which are issued by the competent NCAs and only cover their respective territory. The centralized procedure is mandatory for certain types of products such as: (i) medicinal products derived from certain biotechnology processes, (ii) designated orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other auto-immune dysfunctions, viral diseases; and (iv) Advanced Therapy Medicinal Products (ATMPs) (such as gene therapy, somatic cell therapy or tissue-engineered medicines). The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA. Similarly, in the EU, the submission of an MAA is subject to the payment of fees, a waiver of which may be obtained only under limited circumstances. The FDA and the EMA initially review the applications for a threshold determination that it is sufficiently complete to permit substantive review. The regulatory agency may request additional information rather than accepting an application for filing or validation. Once the submission is accepted, the applicable agency begins an in-depth review. For the FDA, the review period for standard review applications for new molecular entities is typically ten months from the date the FDA files the application and, for priority review of drugs, that is, drugs that the FDA determines address a significant unmet need and represent a significant improvement over existing therapy, the review period is typically six months from the date the FDA files the application. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA/BLA, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed and the NDA/BLA has been resubmitted, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.
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
Under the fast track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial to confirm the effect on the clinical endpoint. Failure to conduct a required post-approval study or confirm a clinical benefit through a post-marketing study will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. The Food and Drug Omnibus Reform Act (FDORA) added provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
Regulation of Approved Products
Product Marketing and Promotion
A marketing approval authorizes commercial marketing of the drug with specific prescribing information for specific indications. The FDA and European authorities closely regulate the post-approval marketing and promotion of commercial products, including standards and regulations for direct-to-consumer advertising (which is prohibited in the EU for prescription products such as our products), off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. For further detail, please see "Post-Approval Regulatory Requirements" below.

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
Combination Products and Companion Diagnostics
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
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The review of these in vitro companion diagnostics in conjunction with the review of a drug or biologic involves coordination of review by the FDA’s Center for Drug Evaluation and Research or Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug or biologic manufacturer and device manufacturer, if different companies. Most companion diagnostics require approval of a premarket approval application (PMA). The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. After a device is placed on the market, it remains subject to significant regulatory requirements.
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
Commercial products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require a submission to and approval by the FDA or the EC, as applicable, before the change can be implemented. An NDA/BLA or MAA supplement for a new indication typically requires clinical data similar to that in the original application, and similar procedures and actions in reviewing NDA/BLA or MAA supplements as in reviewing NDAs/BLAs and MAAs.
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
Other Regulation
Exclusivity for Biologics in the U.S.
The Biologics Price Competition and Innovation Act of 2009 (BPCIA), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the PPACA), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed reference biological product. Biosimilars are licensed based on FDA’s findings of safety, purity, and potency for a prior FDA-licensed product called a reference product. There must be no differences in conditions of use, route of administration, dosage form, and strength to rely on a given reference product, and there can be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one comparative clinical study, absent a waiver from the FDA. A biosimilar also may meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider. For licensure as an interchangeable biosimilar, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once to an individual, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. A reference biologic is granted 12 years of data exclusivity from the time of first licensure of the reference product during which no biosimilar referencing such biologic can be licensed by FDA, and no such biosimilar application relying on the reference product can be submitted for four years from the date of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for exclusivity precluding marketing of interchangeable biosimilars referencing the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar to be approved, (ii) eighteen months after the first interchangeable biosimilar is approved if there is not patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if the interchangeable applicant has been sued under the BPCIA and any related patent litigation is ongoing within the 42-month period.
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

Orphan Drug Designation
Orphan drug designation is granted by the FDA and the EC to drugs intended to treat a rare disease or condition, which in the U.S. is defined as having a prevalence of less than 200,000 individuals in the U.S. or as a condition that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the costs of development of said drug will be recovered from sales in the U.S. In the EU, orphan drug designation is available if a sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU, which is equivalent to around 250,000 people or fewer, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives derived from the orphan status, it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. For either of these criteria, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Orphan drug designation must be requested before submitting a marketing application and, in the EU, it must be maintained until the time of the granting of the MA. Orphan designation is indeed lost in the EU if it is established that the product no longer meets the orphan criteria at the time a MA is granted for such product.
Orphan drug designation does not shorten the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same condition, except in limited circumstances, for seven years in the U.S. and ten years in the EU (extendable to twelve years for medicines that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006) and, in addition, a range of other benefits during the development and regulatory review process are available in the EU, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. Among the benefits of orphan drug designation in the U.S. are tax credits for certain research and a waiver of the NDA/BLA application user fee. Orphan drug exclusive marketing rights may be lost under certain conditions, such as if the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. A competitor may also demonstrate that its proposed product is “clinically superior” to a product with orphan drug exclusivity, allowing for approval and market entry of the same drug for the same condition during the first product’s orphan drug exclusivity period. In the EU, a MA may be granted to a similar medicinal product with the same orphan indication during the regulatory exclusivity period with the consent of the MA holder for the original orphan medicinal product or if the MA holder of the original orphan medicinal product is unable to supply sufficient quantities. A MA may also be granted to a similar medicinal product with the same orphan indication if the second applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity.
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
In addition, in the EU, EMA, the EC and other comparable regulatory authorities continue to propose and pass legislation and issue additional guidelines that may affect the applicable legislative framework. In particular, the EU pharmaceutical legislation is currently the subject of a review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory exclusivity, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council. The proposals may be substantially revised before adoption. The revisions may, however, have a significant impact on our activities in the long term.
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
The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states while other states prohibit various other marketing-related activities. Other states require submission or disclosure of certain pricing information. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, states including California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes and additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Sanctions under these federal and state laws may include significant penalties, including administrative and criminal sanctions, civil monetary penalties, damages, monetary fines, disgorgement, exclusion of a company from federal healthcare programs, integrity oversight and reporting obligations, criminal fines, contractual damages, reputational harm, diminished profits and future earnings, curtailment of operations and imprisonment.
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
Government Pricing and Reimbursement Programs for Marketed Drugs in the U.S.
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (referred to as ANDAs), the rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.
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
A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs and biological products under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (HRSA) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity. There is ongoing litigation that may restrict the number of third-party contract pharmacies that can dispense drugs that manufacturers sell to 340B covered entities and who qualifies as patients of these 340B covered entities. The outcome of this litigation may change the scope of the 340B program in coming years.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. Under the Inflation Reduction Act (IRA), manufacturers are also required to provide quarterly rebates for certain single-source drugs and biologics (including biosimilars) covered under Medicare Part B with prices that increase faster than the rate of inflation. This requirement started on January 1, 2023, for drugs approved on or before December 1, 2020, and begins six quarters after a drug is first marketed for all other drugs. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reached the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap from the enrollee’s point of view. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of drugs approved under NDAs or BLAs is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the IRA eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs above a deductible and below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided. The IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation.
The IRA also allows the U.S. Department of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA's price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.
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
Pediatric Indications
In the U.S., under the Pediatric Research Equity Act of 2007 (PREA), most NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by statute or regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted; the orphan drug exemption, however, does not apply where the product is a molecularly-targeted oncology drug. The Best Pharmaceuticals for Children Act (BPCA) provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCIA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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
Privacy and Security Legislation
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (CCPA), the Canadian Personal Information Protection and Electronic Documents Act, the EU’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR).
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
Human Capital
As of December 31, 2023, we had 3,401 employees worldwide, of whom 1,509 were in operations, 807 were in research and development, 535 were in sales and marketing and 550 were in administration. Of the 3,401 employees as of December 31, 2023, 2,282 employees were in the U.S. and Canada, and 1,119 employees were in outside of North America, including 902 in Europe and the Middle East, 141 in Latin America and 76 in Asia Pacific. We also leverage temporary workers to fill short-term positions for our business and manufacturing needs. A significant portion of our employee base in the U.S. and Ireland works onsite supporting manufacturing and laboratory operations.
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
As of December 31, 2023, racial and ethnic minorities represented 49% of our employees in the U.S. Globally, 51% of our workforce were women and 52% of our positions at director-level and above were held by women. We are committed to continuing our ongoing efforts to ensure diversity in all positions, including leadership.
Equality, inclusiveness and belonging are central to BioMarin's culture, and we work to make our company a place where every employee feels heard, respected and valued. We believe encouraging and incorporating ideas from employees with different backgrounds helps us better serve our patients, achieve our business goals and objectives and provide employees with a fulfilling work experience. Since 2020, BioMarin’s DEI Employee Advisory Committees have helped to define our DEI roadmap and ensure that perspectives from employees of different age, gender, sexual orientation, race, ethnicity, tenure, level and location are considered in how we build the most inclusive environment. We also continue to support our employee resource groups that build community for employees from underrepresented populations. Our foundational DEI training is a pillar of our DEI strategy and is required for all employees, and we offer opportunities for advanced DEI training for all employees as well. In addition, we provide mentorship and leadership development programs, including programs designed specifically for underrepresented employees.

We are honored to be recognized as a company of choice. In 2023 we were recognized for the third year in a row as a Best Place to Work for lesbian, gay, bisexual, transgender and queer (LGBTQ+) equality by the Human Rights Campaign, scoring 100% on their Corporate Equality Index, one of the foremost benchmarking surveys and reports in the U.S. measuring corporate policies and practices related to LGBTQ+ workplace equality.
Compensation, Benefits and Well-being
We offer competitive compensation and benefits in order to attract and retain excellent employees and support their overall well-being. Our total rewards compensation package includes market-competitive salary, the potential to earn bonuses or sales commissions, equity, healthcare benefits, retirement savings plans, paid time off and family leave, wellness programs such as subsidized access to fitness centers and onsite fitness facilities, free flu vaccinations and an Employee Assistance Program and other mental health services.
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
We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or will continue to be available for any product that we have commercialized and, if reimbursement is available, what the level of reimbursement will be. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future based on new legislation, the availability of alternative therapies and their pricing, coverage and reimbursement decisions by third-party payers, or other factors. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval or continue to market any product that has already been commercialized.
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
As compared to our other, more traditional products, gene therapy products may present additional challenges with respect to the pricing, coverage, reimbursement, and acceptance of the product.
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
With respect to ROCTAVIAN specifically, we have entered into, and plan to enter into additional, outcomes-based agreements for the product with third-party payers to assist with realizing the value and sharing the risk of a one-time treatment, which make us subject to potential repayments if a patient does not respond to therapy or the therapeutic effect of the drug falls below specified thresholds. Although we will record reserves for potential refunds under the outcomes-based agreements for ROCTAVIAN in the same period as sales, our revenues and financial results could be adversely affected if our assumptions underlying our refund reserves differ from actual experience or otherwise underestimate refund obligations. Additionally, the novelty and increased complexity of reimbursement with outcomes-based arrangements heightens the risk that our price reporting may be inaccurate or delayed, which may result in fines and liability.
We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. The commercial success of ROCTAVIAN or any other gene therapy product candidate that may be approved in the future will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of one of our gene therapy treatments until the product has been on the market for a certain amount of time. Although administration of a gene therapy product like ROCTAVIAN is intended to correct an inborn genetic defect for at least several years, there is a risk that the therapeutic effect will not be durable and production of the desired protein or ribonucleic acid will decrease more quickly or cease entirely earlier than expected. If the therapeutic effect decreases significantly or ceases entirely, it is uncertain whether redosing is possible or would be effective. Furthermore, because gene therapy treatment is irreversible, there may be challenges in managing side effects, particularly those caused by potential overproduction of the desired protein. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Additionally, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, ROCTAVIAN or future gene therapy products.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely for seven years, along with other regulatory exclusivities that could block approval) or commercialize their products before we do. With respect to ROCTAVIAN, we face a highly developed and competitive market for hemophilia A treatments. As we commercialize ROCTAVIAN, we may face intense competition from large pharmaceutical companies with extensive resources and established relationships in the hemophilia A community. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

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
Our future growth and development depend in part on our ability to successfully develop new products from our development activities. The development of biopharmaceutical products is very expensive and time intensive and involves a great degree of risk. The outcomes of research and development programs, especially for innovative biopharmaceuticals like gene therapy products, are inherently uncertain and may not result in the commercialization of any products.
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
Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. and the EU. This generic competition has adversely affected and will continue to adversely affect our revenues from KUVAN, and we cannot accurately predict the rate of decline of KUVAN revenues in these countries. We are also aware that manufacturers are challenging our patent portfolio related to KUVAN in several jurisdictions, and several generic versions of KUVAN have been approved either centrally by the European Commission (EC) or on a country-by-country basis throughout the EU. If these patent challenges are successful, or if a manufacturer chooses to offer a generic version of KUVAN, notwithstanding our existing patents, our revenues from KUVAN may decline faster than expected.
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
Activist investor actions threatened or commenced against us have and could in the future cause us to incur substantial costs, divert management's attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, financial position and results of operations.
We have been, and may in the future be, subject to activities initiated by activist investors. In December 2023, we entered into a Cooperation Agreement with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (collectively, “Elliott”). We may not be successful in engaging constructively with one or more investors in the future despite our efforts to maintain constructive and ongoing communications with all investors, including Elliott. Resulting actions taken by activist investors from time to time have and could in the future conflict with our strategic direction, divert the attention of our Board of Directors, management, and employees, be costly and time-consuming, and disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationships with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of activist investor actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.
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
Regulatory authorities and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for ROCTAVIAN for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of ROCTAVIAN. In January 2022, we announced results from the requested two-year data analysis from our Phase 3 study. In the third quarter of 2022, we resubmitted our BLA, and the FDA subsequently accepted our submission with an original Prescription Drug User Fee Act (PDUFA) target action date of March 31, 2023. In early 2023, we supplemented our BLA by submitting our three-year analysis of the global Phase 3 study of ROCTAVIAN, which the FDA deemed to be a Major Amendment to our BLA due to the substantial amount of additional data, and extended the PDUFA target action date by three months. The FDA approved ROCTAVIAN for the treatment of adults with severe hemophilia A on June 29, 2023. Further, on April 26, 2023, the EC adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent EC proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system. Some of these products intended to be used with a medical device may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, medical devices and medicinal products are regulated separately, through different legislative instruments. The related applicable requirements will vary depending on the type of drug-device combination product. If, for example, a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements (GSPRs) established for medical devices by EU medical devices legislation apply to the device component of such combination products. In addition, some of our products require use with an in vitro companion diagnostic. For example, ROCTAVIAN is approved with a companion diagnostic test intended to detect pre-existing anti-AAV5 antibodies, which may render the gene therapy less effective or ineffective. Our other products and product candidates may also require use with an in vitro companion diagnostic if the FDA determines that the companion diagnostic is essential for safe and effective use of the product candidate. The FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. Most companion diagnostics require approval of a premarket approval application. In the EU, companion diagnostics are deemed to be in vitro diagnostic medical devices and must conform with the applicable GSPRs. To demonstrate compliance with the GSPRs, companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has been, or is in the process of being, authorized through the centralized procedure for the authorization of medicinal products, the Notified Body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. Our product candidates intended for use with separately regulated devices, such as companion diagnostics, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals, clearances, or certifications. Where approval of the drug or biologic product and device is sought under a single application, such as a drug with an injector or delivery system, the increased complexity of the review process may delay approval. The FDA and EU review processes and related criteria are complex, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.
Furthermore, despite our recent success obtaining regulatory approval for ROCTAVIAN in the U.S. and conditional approval in the EU, we may experience regulatory challenges for other gene therapy product candidates that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA and EC have only approved a relatively small number of vector-based gene therapy products thus far. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our future gene therapy product candidates in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Further, the FDA continues to develop and publish new guidance and policies, generally, by releasing one or more gene therapy-specific guidance documents each year. These guidance documents and other recent policy statements demonstrate that regulatory requirements for gene therapies are likely to continue to evolve based upon factors such as the intended disease or class of diseases, product type or mechanism of action, broader considerations such as the kinds of evidence that will be required for gene therapy products to take advantage of expedited development programs, and the experiences obtained by FDA when applying their legal and regulatory authorities to an evolving field, like gene therapy products. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring our gene therapy product candidates to market could have a negative effect on our business and financial condition.
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
Our products have received regulatory approval to be commercially marketed and sold in the U.S., the EU, and certain other countries except ROCTAVIAN, which has received regulatory approval to be commercially marketed in the U.S. and conditional approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EC, the EMA and/or other comparable international and national regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
In addition, in the EU, the marketing authorization for BRINEURA was granted under “exceptional circumstances”. As a result, the risk-benefit balance of BRINEURA is reviewed annually and the marketing authorization may be withdrawn if the risk-benefit ratio is no longer favorable. The conditional marketing authorization for ROCTAVIAN is, moreover, valid for one year and must be reviewed annually until all related conditions have been fulfilled to permit transfer to a full authorization. Failure to continue to show favorable risk-benefit balance for BRINEURA or satisfy the conditions related to ROCTAVIAN’s conditional marketing authorization could result in the withdrawal of the marketing approvals for these products.
Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling and Summary of Product Characteristics. In particular, a product may not be promoted for uses that are not approved by the FDA or the EC as reflected in the product’s approved labeling. Although the FDA and other comparable international and national regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other national competent authorities or international regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we are not able to promote any products we develop for indications or uses for which they are not approved. Additionally, in the EU, it is prohibited to promote prescription drugs to the general public and we are therefore limited to promote our products exclusively to healthcare professionals. Public prosecutors, industry associations, healthcare professionals and other members of the public closely scrutinize advertising and promotion of any product in the EU.
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
As part of the drug development process, we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early-stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for the intended indication and for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. From time to time, we have and may in the future publish or report preliminary, initial or interim data from our clinical trials. Preliminary, initial or interim data from our clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data become available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In the U.S., there have been several recent congressional inquiries, proposed and enacted federal and state legislation and executive action designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction

Act (IRA) in August 2022, which allows, among other things, U.S. Department of Health and Human Services (HHS) to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA's provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.
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
In addition, individual states in the U.S. have also increasingly enacted laws and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, price disclosure and reporting requirements, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
Likewise, in many EU Member States, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our commercial products and any product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU Member States and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenues and results of operations. Moreover, some EU Member States require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In 2022, the EC adopted the HTA regulation, which is intended to boost cooperation among EU Member States in evaluating new medicinal products. The HTA regulation will apply starting in 2025 and may result in increased downward pricing pressure in the EU.
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
As part of our business strategy, we have developed and may in the future develop some drugs that may be eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. or as a condition that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the costs of development of said drug will be recovered from sales in the U.S. In the EU, pursuant to the Regulation (EC) No. 141/2000 (the Orphan Regulation), as implemented by Regulation (EC) No. 847/2000, orphan drug designation is available if a sponsor can establish that: (1) the medicine is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU at the time the application is made, or, (2) that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives derived from the orphan status, it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment. In both cases, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicine will be of significant benefit to those affected by that condition.
In the U.S., the company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity for the approved therapeutic indication (extendable to twelve years for orphan drugs that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006), during which the EMA cannot accept another marketing authorization application or accept an application to extend existing authorizations for similar medicinal products for the same indication and no related marketing authorization (MA) can be granted. MAs may also be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the MA holder for the first orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities. MAs may also be granted for the same therapeutic indication in relation to products that are not similar. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation and resulting regulatory exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act and/or the Orphan Regulation, as applicable, to maintain a competitive position. If we do not obtain orphan drug designation and related regulatory exclusivity for our products that do not have broad patent protection or if a competing product is determined to be "clinically superior" to any of our products that has secured orphan drug exclusivity, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug regulatory exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor product’s orphan drug exclusivity period expires. Moreover, with respect to certain biologics and gene therapies, there may be some uncertainty regarding how similarity between product candidates designed to treat the same rare disease or condition may affect such product candidates’ orphan drug regulatory exclusivities. For biologics and gene therapies, the FDA’s determination of whether a drug is the same drug or a different drug will be based on the principal molecular structural features of the products. For gene therapy products, the FDA has stated in guidance that it generally intends to consider certain key features such as transgenes and vectors used in gene therapy products to be principal molecular structural features. The FDA has not yet proffered additional information on orphan drug sameness for gene therapy or similar products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.
We may face competition from biosimilars approved through an abbreviated regulatory pathway.
Our ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ, ROCTAVIAN and VIMIZIM products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and licensure by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated licensure of biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. A similar abridged MA process is available to biosimilar products in the EU. In particular, applicants for MAs of biosimilars are required to demonstrate through comprehensive comparability studies with the reference biological medicine that: a) their biological medicine is highly similar to the reference medicine, notwithstanding natural variability inherent to all biological medicines; and b) there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy.
In the U.S., in order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The BPCIA establishes a period of 12 years of data exclusivity for reference products but such data exclusivity only blocks licensure of biosimilars relying on the product as a reference product; it will not prevent the licensure of the same product for the same or different indications that does not seek to rely on reference product data. In the EU, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which biosimilar applications may be submitted and the reference product's data may be referenced but biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Our products approved under BLAs in the U.S. or as a result of Marketing Authorization Applications (MAAs) in the EU, as well as our product candidates that may be approved in the future, could be reference products for biosimilar marketing applications.
Changes in funding for the FDA, the EMA, other comparable regulatory authorities and other government agencies or government shutdowns could hinder the ability of such authorities and agencies to hire and retain key leadership and other personnel or otherwise prevent those authorities and agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
Since we began operations in March 1997, we have been engaged in substantial research and development and capital investments, and we have operated at a net loss for most years since our inception and there is no guarantee that we will achieve or maintain profitability in the future. Our future profitability and cash flows depend on our marketing and selling of our products, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any products, either by ourselves or jointly with others, our spending on our development programs, the impact of any possible future business development transactions and other risks set forth in this Risk Factors section. The extent of our future losses and the timing of profitability and positive cash flows are highly uncertain. If we are unable to sustain profitability and positive cash flows on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of December 31, 2023, we had cash, cash equivalents and investments totaling $1.7 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of December 31, 2023, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. Our indebtedness may:
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
Prior to commercialization of our products, regulatory authorities must approve marketing applications that identify authorized manufacturing facilities operated by us or our contract manufacturers that are in compliance with cGMP requirements. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced regulatory inspections by the FDA, and other comparable EU and other national and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facilities in the U.S. are licensed for the manufacture of PALYNZIQ, ROCTAVIAN, ALDURAZYME, BRINEURA, NAGLAZYME, VIMIZIM, and VOXZOGO. Our manufacturing facility in Shanbally, Cork, Ireland is licensed for the manufacture of VIMIZIM and BRINEURA and packaging operations for VOXZOGO and PALYNZIQ. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we have and could continue to face challenges meeting demand, requiring us to postpone planned entry into additional markets until VOXZOGO inventory levels increase or delay certain VOXZOGO development activities. As a result of such inventory constraints, we have and could continue to lose potential VOXZOGO revenues that may never be recouped and our VOXZOGO development program could be adversely impacted.
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
Our gene therapy product and product candidates are based on relatively novel technology, which presents additional manufacturing risks in relation to our other, more traditional drug development programs. Gene therapy products are complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. We invested a considerable amount of capital building our own commercial gene therapy manufacturing facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. As we develop, seek to optimize and operate the gene therapy manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from completing our gene therapy clinical studies in a timely manner, if at all, or commercializing our gene therapy products on a profitable basis, if at all.
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
In addition, our manufacturing processes subject us to a variety of federal, state, supranational, national, and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We incur significant costs in complying with these laws and regulations.
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
•geopolitical and economic instability, such as the instability caused by Russia’s invasion of Ukraine;
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
We make a significant portion of our initial international sales of newly launched products through early access, special access or “named patient sales” programs in markets where we are not required to obtain regulatory approval before establishing these programs. For example, a significant portion of our international sales of VOXZOGO since the product’s launch have been made through such programs. The specifics of the programs vary from country to country. Generally, special approval must be obtained to initiate such programs, and in some cases, special approval must be obtained for each patient. The approval normally requires an application to national competent authorities in which the product is intended to be supplied or a lawsuit accompanied by evidence of medical need.
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
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Russian Ruble, the Colombian Peso, the Argentine Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) will impact our revenues and expenses. If the USD were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the

USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, a competitor could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, follow-on manufacturers, including generic and biosimilar manufacturers, may use litigation and regulatory means to obtain approval for generic, biosimilar, or other follow-on versions of our products notwithstanding our filed patents or patent applications.
If we are unable to protect our intellectual property, third parties could develop competing products, which could adversely affect our revenues and financial results generally.
Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.
Similar to us, competitors continually seek intellectual property protection for their technology. Several of our products, such as ROCTAVIAN, and development programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:
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
We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations. For example, under the Bayh-Dole Act which only applies to patents for inventions generated from federally funded research, the U.S. Department of Commerce may allow the government to use “march-in” rights for prescription drug patents as a means to control prices.
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
Our stock price has been and may in the future be volatile. Our valuation and stock price may have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock have, and in the future could, fluctuate due to factors including:

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
•certain actions by activist investors that may be threatened or commenced against us;
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
•any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of BioMarin to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation or our amended and restated bylaws; any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws;
•any claim or cause of action as to which the General Corporation Law of the State of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine.
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
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. In November 2023, we announced the retirement of Jean-Jacques Bienaimé, our then-current President and Chief Executive Officer, and the appointment of Alexander Hardy as President and Chief Executive Officer, each effective December 1, 2023. If Mr. Hardy’s succession as President and Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement our strategic plans, it could disrupt our business and affect our financial condition and operating results. Additionally, on January 11, 2024, we announced that Jeffrey Ajer would step down as our Executive Vice President and Chief Commercial Officer effective July 1, 2024. The recent changes in our management team could cause retention and morale concerns among current employees, as well as operational risks.
The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Recently, like many other employers in the U.S., we experienced increased employee turnover. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Additionally, we cannot be sure that the compensation costs of doing so will not adversely affect our operating results, and we may not be able to hire and train employees quickly enough to meet our needs. If we fail to retain employees and effectively manage our hiring needs, our efficiency, ability to meet forecasts, employee morale, productivity, and the success of our strategic plans could suffer, which may have an adverse effect on our business, financial condition, and operating results.
Our success depends on our ability to manage our growth.
Our two newest products, VOXZOGO and ROCTAVIAN, address potentially larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. For example, strong demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we expect to face challenges meeting our current estimates of VOXZOGO demand through the first half of 2024. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Among other changes, the Tax Cuts and Jobs Act amended the Code to require that, for tax years beginning after December 31, 2021, certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed or otherwise modified, it may increase our cash tax. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development

(OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years (based on the thresholds, we currently expect that we are likely to fall within the scope of the Pillar Two proposals). A number of countries in which we conduct business have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of Pillar Two rules. The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
If we are found in violation of healthcare laws or privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, reputation, financial condition and results of operations.
We are subject to various healthcare laws and regulations in the U.S. and internationally, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. In the U.S., the federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. Under the federal Anti-Kickback Statute and related regulations, certain arrangements are deemed not to violate the federal Anti-Kickback Statute if they fit within a statutory exception or regulatory safe harbor. However, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for healthcare services reimbursed by any source, not just governmental payers. We recently received a subpoena from the U.S. Department of Justice requesting that we produce certain documents regarding our sponsored testing programs relating to VIMIZIM and NAGLAZYME. We have produced documents in response to the subpoena and are cooperating fully, but there is no assurance that such sponsored testing programs, or our other operations or programs, will not be found to violate such laws.
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
In addition, federal and state healthcare legislation have strengthened these laws in the U.S. For example, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the U.S., state privacy laws and regulations impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sales, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA) took effect and amended the CCPA. Following the CPRA amendments, the CCPA, among other things, gives consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, expands an individual’s private right of action and establishes the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines.
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
The GDPR and other European data protection laws generally restrict the transfer of personal information from Europe, including the EEA and Switzerland, to the U.S. and most other countries unless the U.S. companies participate in the EU-U.S. Data Privacy Framework in accordance with the EC's adequacy decision adopted on July 10, 2023, or have implemented specific safeguards to protect the transferred personal information. U.S. companies can join the EU-U.S. Data Privacy Framework by committing to comply with a detailed set of privacy obligations and U.S. companies that do not fall under the EU-U.S. Data Privacy Framework must implement certain specific safeguards. One of the primary safeguards allowing U.S. companies to import personal information from the EEA has been the EC’s Standard Contractual Clauses (SCCs). However, the Court of Justice of the EU (CJEU) issued a decision that called into question whether the SCCs can lawfully be used for transfers of personal information from Europe to the United States or most other countries. After the mentioned CJEU judgment, new sets of SCCs were published on June 4, 2021. Most importantly, the use of SCCs does not any longer automatically ensure compliance with the GDPR. Instead, companies remain required to conduct a data transfer impact assessment for each transfer, which adds a compliance burden.
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
In addition to the U.S. and European countries, other countries in which we operate have also enacted data privacy laws or may do so in the future. For example, Brazil’s General Data Protection Law (LGPD), which is modeled on the GDPR, took effect in 2020.
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
In the EU, new rules on liability of defective products were proposed on September 28, 2022. If adopted, these rules will make it easier for patients to claim damages for defective products, for example by alleviating their burden of proof.
We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations.
We rely significantly on our information technology systems, including enterprise resource planning (ERP), production management, and other information systems, to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse (whether intentional or inadvertent) of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively.
We are currently preparing to implement a new global ERP system, which will replace existing operating and financial systems. The preparation and implementation of a new ERP system has, and will continue to, require significant investment of capital and human resources. Our results of operations could be adversely affected if we experience delays or cost overruns during the implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. Potential failure or flaws in the new ERP system may pose risks to our ability to operate successfully and efficiently and failure to implement the appropriate internal controls with respect to the new ERP system may result in the system producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new ERP system or related internal controls, or in the performance of legacy information technology systems, could result in potentially much higher costs than we had incurred and adversely affect our ability to effectively fulfill contractual obligations, file related government reports in a timely manner, operate and manage our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
In addition, our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack and other disruptions. Potential problems and interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems or those of any third parties in our supply chain or on whom we otherwise depend, have occurred in the past and may affect our ability in the future to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations.
As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful.
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
Moreover, other unforeseen events, such as power outages, could significantly disrupt our operations or those of our third-party manufacturers and suppliers, which could result in damage to our facilities and significant delays in the manufacture of our products and adversely impact our commercial operations and revenues. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.
Our business is affected by macroeconomic conditions.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, such as the instability caused by Russia's invasion of Ukraine, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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
Additionally, effects of any pandemic or other global public health threat on all aspects of our business and operations and the duration of such effects are highly uncertain and difficult to predict. For instance, a global pandemic could result in significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and Notes. In addition, a recession, further market correction or depression resulting from a future global public health threat could materially adversely affect our business and the value of our common stock and Notes.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including, among other things, intellectual property, trade secrets, confidential information that is proprietary, strategic or competitive in nature, and personal data (collectively, Information Systems and Data).
Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) cybersecurity framework. Our cybersecurity operations team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile. We use various methods and security tools designed to help prevent, identify, protect, detect, escalate, respond, and recover from identified vulnerabilities and security incidents in a timely manner.
Depending on the technology environment, we implement and maintain various technical, physical, and organizational measures, in the form of policies, standards, processes, and technical capabilities, designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, among other things, internal reporting, annual and ongoing cybersecurity awareness training for employees, mechanisms to detect and monitor unusual network activity, as well as threat detection, containment, incident response and backup recovery tools.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. As part of such process, we conduct tests of our cybersecurity program on a regular basis that are designed to identify cybersecurity risks associated with our technology environment. We use third-party security service providers and cybersecurity consultants to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats and review our cybersecurity program. Our internal audit team also conducts audits to evaluate the effectiveness of our cybersecurity program and improve our security measures and planning. The results of such reviews are reflected in the cybersecurity risk register and certain members of our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee (Audit Committee) of the Board of Directors (Board), which evaluates our overall enterprise risk, as well as to the full Board.
We use third-party service providers to perform a variety of functions throughout our business, such as research collaborators, contract research organizations, contract manufacturers, suppliers, and distributors. Depending on the nature of the services provided, certain providers are subject to cybersecurity risk assessments at the time of onboarding and upon contract renewal. We also use various inputs to assess the risk of our third-party service providers, including information supplied by them. Depending on the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve various levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including “We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations."
Governance
Our Board has ultimate oversight of cybersecurity risk, which it manages as part of its general risk oversight function. The Board satisfies its responsibility to oversee cybersecurity risk through full reports by the Chair of the Audit Committee chair regarding such committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of risks. The Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board and the Audit Committee receives periodic reports, summaries, and presentations from our senior management, including the Chief Information Officer and Global Head of Cybersecurity, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

We recently established the Executive Cybersecurity Committee (ECC), which is comprised of our Chief Financial Officer, Chief Information Officer, Chief Legal Officer, Chief Accounting Officer, and Global Head of Cybersecurity, with the goal of providing oversight of the Company’s cybersecurity program. The ECC is responsible for, among other things, evaluating and determining the materiality of cybersecurity incidents as well as reviewing and approving any public disclosures with respect to material cybersecurity incidents. Our cybersecurity incident response policy is designed for our cybersecurity operations team, which is led by our Global Head of Cybersecurity who works in conjunction with the cross-functional incident response team, to escalate certain cybersecurity incidents to the ECC depending on the circumstances. The ECC also has the responsibility of reporting to the Board and/or the Audit Committee.
We maintain a Cybersecurity Risk Committee (CRC) that is comprised of management level representatives from key organizations and functions within the Company and led by our Global Head of Cybersecurity. The CRC is responsible for our enterprise-wide cybersecurity risk management framework established by certain members of our senior management, including the review and approval of significant strategies, policies, procedures, processes, controls, and systems designed to identify, assess, monitor, and report the major risk factors facing the Company. In addition, the CRC provides guidance to senior management on risk appetite, risk profile and approves the effectiveness of the Company’s enterprise-wide cybersecurity risk framework and such other duties as directed by the Board. The CRC also assists in the oversight of decisions that affect cybersecurity compliance with applicable laws, regulations, and corporate policies.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Chief Information Officer, who reports to the CFO. Our Chief Information Officer has nearly 25 years of industry experience and has been with us since 2008. Our Global Head of Cybersecurity has over 25 years of cybersecurity and privacy experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies.
Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2023:

Location	Approximate Square Feet	Use	Lease Expiration Date
San Rafael facility, San Rafael, California	407,300	Corporate headquarters, laboratory and office	Owned property
Several facilities in Novato, California	293,300	Clinical and commercial manufacturing, laboratory and office	Owned property
Several leased facilities in Novato, California	158,600	Office and warehouse	2027
Shanbally facility, Cork, Ireland	260,700	Manufacturing, laboratory and office	Owned property
We expect that these properties, together with our other smaller leased office facilities in various countries, will be adequate for our operations for the foreseeable future.

Item 3. Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for ROCTAVIAN. On April 22, 2021, we moved to dismiss the amended complaint. On January 6, 2022, the court denied our motion to dismiss. We answered the amended complaint on February 15, 2022. Plaintiff filed a motion for class certification on October 17, 2022. We filed an opposition to plaintiff’s motion for class certification on January 27, 2023. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. On November 14, 2023, the court granted final approval of the settlement and entered final judgment.
On October 22, 2021, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. On January 19, 2023, the Court granted our motion to dismiss the complaint without prejudice. On February 21, 2023, the court dismissed the complaint with prejudice at plaintiffs’ request. Plaintiffs appealed the court’s January 19, 2023 order to the United State Court of Appeals for the Ninth Circuit and filed their opening brief on June 23, 2023. We filed our answering brief on August 23, 2023. Plaintiffs filed their reply brief on October 13, 2023. On February 15, 2024, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal.
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative actions filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying the securities class action related to ROCTAVIAN. The complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys fees and costs, and any other relief the court may deem just and proper. The parties in the derivative lawsuits have entered into a stipulation of settlement, that, subject to final approval by the Court of Chancery, will resolve the derivative lawsuits.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market.
We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Holders
As of February 16, 2024, there were 34 holders of record of 188,675,622 outstanding shares of our common stock.

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
* $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends

	2018	2019	2020	2021	2022	2023
BioMarin Pharmaceutical Inc.	$100.00	$99.30	$102.98	$103.76	$121.54	$113.24
Nasdaq Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Biotechnology	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72
SPDR S&P Biotech ETF	$100.00	$132.56	$196.63	$156.42	$115.96	$124.77

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

Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of December 31, 2023, is provided below:

Commercial Products	Indication
Enzyme products:
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
ALDURAZYME (laronidase)	MPS I
Other products:
VOXZOGO (vosoritide)	Achondroplasia
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
2023 Financial Highlights
Key components of our results of operations include the following:

	Twelve Months Ended December 31,
	2023	2022	2021
Total revenues	$2,419.2	$2,096.0	$1,846.3
Cost of sales	$514.9	$483.7	$470.5
Research and development (R&D) expense	$746.8	$649.6	$628.8
Selling, general and administrative (SG&A) expense	$937.3	$854.0	$759.4
Gain on sale of nonfinancial assets, net	$—	$108.0	$—
Provision for (benefit from) income taxes	$20.9	$8.0	$(11.3)
Net income (loss)	$167.6	$141.6	$(64.1)
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2023. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
In 2023, we achieved $2.4 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued making important advancements in our product development pipeline. Our key business developments since the beginning of 2023 include U.S. Food and Drug Administration (FDA) approval of VOXZOGO for children with achondroplasia of all ages with open growth plates in the U.S., European Commission approval to expand the indication for VOXZOGO to treat children with achondroplasia aged four months and older with open growth plates in the European Union (EU), and FDA approval of ROCTAVIAN in the U.S. We also continued progress in our earlier stage clinical programs. Please see the disclosures in Part I Item I in this Annual Report on Form 10-K for further discussion of these recent developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Enzyme products:
VIMIZIM	$701.0	$663.8	$623.1	$37.2	$40.7
NAGLAZYME	420.3	443.8	380.4	(23.5)	63.4
PALYNZIQ	303.9	255.0	237.5	48.9	17.5
BRINEURA	161.9	154.3	128.0	7.6	26.3
ALDURAZYME	131.2	128.4	122.8	2.8	5.6
Total enzyme product revenues	$1,718.3	$1,645.3	$1,491.8	$73.0	$153.5
Other products:
VOXZOGO	469.9	169.1	5.9	300.8	163.2
KUVAN	180.8	227.6	285.8	(46.8)	(58.2)
ROCTAVIAN	3.5	—	—	3.5	—
Total net product revenues	$2,372.5	$2,042.0	$1,783.5	$330.5	$258.5
The increase in Net Product Revenues in 2023 as compared to 2022 was primarily attributed to the following:
•VOXZOGO: higher sales volume due to new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, particularly in the U.S.; and
•VIMIZIM: higher sales volume primarily due to new patients initiating therapy, particularly in the U.S. and Europe, timing of orders in countries that place large government orders, particularly in the Middle East and Latin America; partially offset by
•KUVAN: lower sales primarily attributed to increasing generic competition as a result of the loss of exclusivity in the U.S. that occurred in October 2020 and
•NAGLAZYME: lower sales volume primarily due to timing of orders in countries that place large government orders, particularly in the Middle East.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which has created and may continue to create significant period to period variation in our revenues.
Strong demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we expect to face challenges meeting our current estimates of VOXZOGO demand through the first half of 2024. These demand challenges will result in modest reduction of our revenue growth for VOXZOGO during the supply-constrained period. The projected temporary supply constraint could result in postponement of planned entry into additional markets or delayed clinical development activities until VOXZOGO inventory levels increase. When the expected increases in supply become available during 2024, while overall inventory and ability to supply the market will increase, if actual demand continues to exceed our estimates, the supply constraint could be prolonged. We are working to increase fill-finish capacity to meet this increased demand while also implementing actions to manage growth and minimize patient impact. For example, in 2023 we secured increased supply commitments beginning in mid-2024. We do not expect a material impact on our revenues if we successfully execute our manufacturing plans. See "Risk Factors" in Part I, Item 1A of this Annual Report for additional information on risk factors that could impact our business and operations.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure, primarily the Euro. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Sales denominated in USD	$1,137.8	$1,008.8	$961.1	$129.0	$47.7
Sales denominated in foreign currencies	1,234.7	1,033.2	822.4	201.5	210.8
Total net product revenues	$2,372.5	$2,042.0	$1,783.5	$330.5	$258.5

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(100.0)	$(59.0)	$2.3	$(41.0)	$(61.3)
The unfavorable impact of foreign currency exchange rates on USD reported results in 2023 was primarily driven by the Argentine Peso, Euro, Japanese Yen and Russian Ruble.
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

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Royalty and other revenues	$46.7	$54.0	$62.8	$(7.3)	$(8.8)
The decrease in Royalty and Other Revenues in 2023 as compared to 2022 was primarily due to lower royalty revenues earned from third parties.
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
The following table summarizes our Cost of Sales and gross margin:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total revenues	$2,419.2	$2,096.0	$1,846.3	$323.2	$249.7
Cost of sales	$514.9	$483.7	$470.5	$31.2	$13.2
Gross margin	78.7%	76.9%	74.5%	1.8%	2.4%
Cost of Sales increased for 2023 compared to 2022 primarily due to higher sales volumes as noted above. Gross margin for 2023 increased compared to 2022 primarily due to higher sales volume of products with higher margins, predominately related to VOXZOGO, and lower per unit manufacturing costs for our enzyme products.
We expect gross margin to increase modestly in future periods as the product mix is expected to shift to reflect an increase of sales volumes for higher margin commercial products.
Research and Development
We group all of our R&D activities and related expense into three categories: (i) research and early pipeline, (ii) later-stage clinical programs and (iii) marketed products as follows:

Category	Description
Research and early pipeline
R&D expense incurred in activities substantially in support of early research through the completion of phase 2 clinical trials, including drug discovery, toxicology, pharmacokinetics and drug metabolism and process development.

Later-stage clinical programs	R&D expense incurred in or related to phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the U.S. or the EU.
Marketed products
R&D expense incurred in support of our marketed products that are authorized to be sold primarily in the U.S. or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the U.S. or EU has been obtained.

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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, if any, and capitalize the costs incurred related to those activities if we determine that recoverability is highly likely and therefore future revenues are expected. If the related product candidate's marketing application is rejected by the applicable regulators and the likelihood of future revenues for a product candidate become uncertain, the related manufacturing costs are expensed as R&D expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Research and early pipeline	$393.1	$313.9	$275.9	$79.2	$38.0
Later-stage clinical programs	62.6	119.0	244.4	(56.4)	(125.4)
Marketed Products	291.1	216.7	108.5	74.4	108.2
Total R&D expense	$746.8	$649.6	$628.8	$97.2	$20.8
R&D expense increased for 2023 compared to 2022 primarily due to higher spend in research and early pipeline attributable to increased pre-clinical activities, including studies for planned clinical trial application submissions in the U.S. and EU. Higher spend on R&D activities related to our marketed products was partially offset by the decrease in later-stage clinical program spend due to the marketing approval of ROCTAVIAN in mid-2023.
We expect R&D expense to increase in future periods compared to 2023, primarily due to higher spend on early pipeline and later-stage clinical programs.
Selling, General and Administrative
Sales and marketing (S&M) expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. General and administrative (G&A) expense primarily consists of corporate support and other administrative expenses, including employee-related expenses.
SG&A expenses consisted of the following:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
S&M expense	$488.4	$450.3	$405.1	$38.1	$45.2
G&A expense	448.9	403.7	354.3	45.2	49.4
Total SG&A expense	$937.3	$854.0	$759.4	$83.3	$94.6
S&M expenses by product were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Enzyme Products	$225.3	$225.7	$222.1	$(0.4)	$3.6
VOXZOGO	108.9	102.3	75.1	6.6	27.2
ROCTAVIAN	104.5	73.6	54.0	30.9	19.6
Other	49.7	48.7	53.9	1.0	(5.2)
Total S&M expense	$488.4	$450.3	$405.1	$38.1	$45.2
The increase in S&M expense for 2023 compared to 2022 was primarily a result of increased activities in support of the European and U.S. commercial launch of ROCTAVIAN.
The increase in G&A expense was primarily due to increased costs related to costs associated with our enterprise resource planning (ERP) system and other strategic initiatives, an impairment charge recorded in 2023 and unfavorable fluctuations of unhedged currencies. Partially offsetting the increases was a decrease in severance and employee termination benefits related to the 2022 reorganization plan that did not recur in 2023. In 2023, we decided to cease development of the first generation VOXZOGO pen device and impaired the related capitalized tooling and fixed assets that had not been placed in service. See Note 4 to our accompanying Consolidated Financial Statements for additional details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
We expect SG&A expense to increase in future periods as a result of the continued market expansion of our commercial products and support of our global business as it grows.
Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets were as follows:

	Twelve Months Ended December 31, 2023
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Amortization of intangible assets	$62.2	$62.8	$61.9	$(0.6)	$0.9
Changes in the fair value of contingent consideration	—	4.4	8.0	(4.4)	(3.6)
Total intangible asset amortization and contingent consideration	$62.2	$67.2	$69.9	$(5.0)	$(2.7)

Gain on sale of nonfinancial assets	$—	$108.0	$—	$(108.0)	$108.0
Amortization of intangible assets: the expense in 2023 as compared to 2022 was relatively flat.
Changes in the fair value of contingent consideration: the 2023 decrease in expense as compared to 2022 was attributable to the attainment of final commercial milestones in 2022.
Gain on Sale of Nonfinancial Assets: the decrease in 2023 as compared to 2022 was due to the sale in 2022 of a Priority Review Voucher (PRV) with no similar transaction in 2023.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest income	$58.3	$18.0	$10.5	$40.3	$7.5
The increase in Interest Income during 2023 compared to 2022 was primarily due to higher money market and available-for-sale debt securities balances and higher yields on our investment portfolio. We do not expect Interest Income to fluctuate significantly over the next 12 months due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest expense	$17.3	$16.0	$15.3	$1.3	$0.7
Interest Expense in 2023 as compared to 2022 was relatively flat. We expect Interest Expense to decrease over the next 12 months due to the settlement of our convertible debt that matures in August 2024. See Note 10 to our accompanying Consolidated Financial Statements for additional information regarding our convertible debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Other income (expense), net	$(10.5)	$(2.1)	$11.8	$(8.4)	$(13.9)
The change in Other Income (Expense), Net, in 2023 compared to 2022 was primarily due to impairment losses on an equity investment and a convertible note, partially offset by the gain on the fair value of assets held in our nonqualified deferred compensation plan and gains related to refundable tax credits recorded in 2023.
Provision for (Benefit from) Income Taxes
Provision for (Benefit from) Income Taxes for the periods presented was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Provision for (benefit from) income taxes	$20.9	$8.0	$(11.3)	$12.9	$19.3
Provision for income taxes in 2023 increased compared to 2022, primarily due to taxes on higher earnings and foreign-source income taxed in the U.S. partially offset by an additional benefit from an increase in R&D credits and the release of a valuation allowance related to future royalty earnings. Our Provision for income taxes in 2023 and 2022 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises, foreign tax credits, and deferred tax benefits from federal orphan drug credits and federal R&D credits. See Note 15 to our accompanying Consolidated Financial Statements for additional information.
In the third quarter of 2023, we determined that it is more likely than not that the deferred tax assets related to a future royalty stream will be realized. In making this determination, we analyzed both the consistent historical royalty earnings and the forecast of future royalty earnings and reached the conclusion that it was appropriate to release the valuation allowance reserve.
Certain countries in which we have operations, including Ireland, have adopted Pillar Two rules, recently released from the Organisation for Economic Co-operation and Development (OECD), including a minimum tax rate of 15%. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. We do not expect the adoption of the Pillar Two framework to have a material impact on our effective tax rate and we plan to continue evaluating additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Results of Operations 2022 Compared to 2021
For a discussion of our results of operations pertaining to 2022 as compared to 2021 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the Securities and Exchange Commission (SEC) on February 27, 2023).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments were as follows:

	December 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$755.1	$724.5	$30.6
Short-term investments	318.7	567.0	(248.3)
Long-term investments	611.1	333.9	277.2
Total cash, cash equivalents and investments	$1,684.9	$1,625.4	$59.5
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, and supply chain disruptions, could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows for each of the years ended December 31, 2023 and 2022 were as follows:

	2023	2022	2023 vs. 2022
Net cash provided by operating activities	$159.3	$175.9	$(16.6)
Net cash used in investing activities	$(111.2)	$(20.0)	$(91.2)
Net cash used in financing activities	$(18.7)	$(18.7)	$—
The decrease in net cash provided by operating activities in 2023 compared to 2022 was primarily attributed to the timing of cash receipts from our customers and increased payments for inventory purchases, income taxes and increased payments related to implementation of our ERP system, partially offset by timing of cash payments to other vendors.
The increase in net cash used in investing activities in 2023 compared to 2022 was primarily attributable to the absence of $110.0 million gross proceeds from the sale of PRV in 2022, partially offset by a decrease in purchases of fixed assets.
Net cash used by financing activities in 2023 compared to 2022 was flat but was driven by higher taxes paid for net settlement of shares under our equity incentive plans offset by a decrease in milestone payments to a third party that had been contingent upon PKU sales milestones achieved in 2022.
Financing and Credit Facilities
Our $1.1 billion (undiscounted) of total convertible debt as of December 31, 2023 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of December 31, 2023, our indebtedness consisted of our 1.250% senior subordinated convertible notes due in 2027 (the 2027 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and together with the 2027 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in May 2027 and August 2024, respectively. We have reclassified all of the outstanding principal of the 2024 Notes as a current liability as there are less than twelve months remaining until maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million that included a letter of credit subfacility and a swingline loan subfacility. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the credit facility was amended to extend the original maturity date from October 19, 2021 to May 28, 2024. The credit facility was terminated on August 4, 2023 and, therefore there were no amounts outstanding under the terminated credit facility as of December 31, 2023.
See Note 10 to our accompanying Consolidated Financial Statements for additional discussion on our convertible debt and credit facility.
Material Cash Requirements
Purchase and Lease Obligations
As of December 31, 2023, we had purchase obligations of approximately $354.1 million, of which $325.9 million is expected to be paid in 2024. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other ERP system implementation costs for which we are committed.
As of December 31, 2023, we had lease payment obligations of $58.7 million, of which $11.4 million is payable in 2024. See Note 9 to our accompanying Consolidated Financial Statements for details on our lease liabilities.
Contingent Obligations
As of December 31, 2023, we were subject to contingent payments considered reasonably possible of $763.3 million, of this amount we may pay up to $30.1 million in 2024 if certain contingencies are met. See Note 18 to our accompanying Consolidated Financial Statements for additional discussion on our contingent obligations.
Unrecognized Tax Benefits
As of December 31, 2023, our liability for unrecognized tax benefits was $277.5 million. Due to their nature, we cannot reasonably estimate the timing of future payments. See Note 15 to our accompanying Consolidated Financial Statements for a full discussion on our income taxes.
Critical Accounting Estimates
In preparing our Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Our significant accounting policies are described in Note 1 to our accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the critical accounting estimates below reflect the most critical judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenue Recognition and Related Allowances
Net Product Revenues – We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For ALDURAZYME revenues, we receive a payment ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. We recognize our best estimate of the entire revenue that we expect to receive when the product is released and control is transferred to Sanofi. We record ALDURAZYME net product revenues based on the estimated variable consideration payable when the product is sold through by Sanofi. Differences between the estimated variable consideration to be received and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Gross-to-Net Sales Adjustments – We record product sales net of estimated mandatory and supplemental discounts to government payers, discounts to private payers and other related charges. Rebates, cash discounts and distributor fees represent the majority of our gross-to-net deductions and are recorded in the same period the related sales occur. Rebates may include amounts paid to Medicaid or other U.S. or foreign government programs, certain managed care providers, or other payers. Rebates, branded co-pay assistance programs, cash discounts and distributor fees are estimates based on contractual arrangements or statutory obligations, which may vary by product and payer. Estimation requires evaluation of our actual historical experience, customer and payer mix, current contractual and statutory obligations, patient outcomes, specific known market events and trends and industry data. We evaluate our customer and payer mix to estimate which sales will be subject to these revenue dilutive items and consider changes to government program guidelines or contractual obligations that would impact the actual rebates and/or our estimates of which sales qualify for such rebates. Any necessary adjustments to our reserves are made each quarter to reflect current information. We believe the methodologies that we use to estimate allowances are reasonable and appropriate given the facts and circumstances. However, actual results may differ significantly from our estimates.
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2023	$115.0	$370.7	$(333.6)	$152.1
Year ended December 31, 2022	$85.6	$282.5	$(253.1)	$115.0
Year ended December 31, 2021	$104.4	$252.9	$(271.7)	$85.6
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
Impairments of Long-Lived Assets
We assess changes in economic, regulatory and legal conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property, plant and equipment, goodwill and other long-lived assets. We periodically evaluate whether current facts or circumstances indicate that the carrying values of our long-lived assets may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

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
Foreign Currency Exchange Rate Risk
Our operations include manufacturing activities in the U.S. and Ireland and sales activities in the U.S. as well as in regions outside the U.S, including Europe, Latin America, the Middle East and Asia Pacific. As a result, our financial results may be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (USD) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker USD and are adversely affected by a stronger USD relative to those foreign currencies in which we transact significant business.
During 2023, approximately 52% of our net product sales were denominated in foreign currencies and 24% of our operating expenses, excluding Cost of Sales, were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we enter into foreign currency exchange forward contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2023, we had open forward contracts with net notional amounts of $1.3 billion. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates as of December 31, 2023 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $134.4 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures as of December 31, 2023, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $27.4 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
We have outstanding $495.0 million (undiscounted) of the 2024 Notes and $600.0 million (undiscounted) of the 2027 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of December 31, 2023, the fair value of our convertible debt was $1.1 billion.
As of December 31, 2023, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, based on our investment portfolio and interest rates for the period ending December 31, 2023, we believe a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $10.8 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Operations unless the investments are sold or we determine that the declines in the investment’s fair values below the cost basis are a result of a credit loss, which, if any, are reported in Other Income (Expense), Net in the current period through an allowance for credit losses.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments as of December 31, 2023 (in millions of U.S. Dollars):

	Expected Maturity
	2024	2025	2026	2027	2028	Total
Available-for-sale debt securities	$344.7	$291.4	$269.8	$45.5	$4.4	$955.8

Average interest rate	5.0%	5.0%	4.7%	4.8%	5.4%	4.9%
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2023. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).
Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2023 was effective at the reasonable assurance level.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The report of KPMG LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results. We are currently preparing to implement a new global enterprise resource planning (ERP) system, which will replace existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We are currently implementing in phases through 2025, with post-implementation activities following thereafter. As the implementation and post-implementation activities take place, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Erin Burkhart	Group Vice President and Chief Accounting Officer	Termination	November 29, 2023	X		up to 2,782	March 8, 2024
Erin Burkhart	Group Vice President and Chief Accounting Officer	Adoption	November 29, 2023	X		up to 5,709	November 29, 2024
(1)    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)     “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)    Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2024 annual meeting of stockholders.

Item 11. Executive Compensation
The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2024 annual meeting of stockholders.
The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Other Board Governance Information — Transactions with Related Persons, Promoters and Certain Control Persons,” “Other Board Governance Information — Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2024 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	76
Financial Statements
Reports of Independent Registered Public Accounting Firm (KPMG LLP, San Francisco, CA, Auditor Firm ID: 185)	83
Consolidated Financial Statements as of December 31, 2023 and 2022, and for the three years ended December 31, 2023:
Consolidated Balance Sheets	85
Consolidated Statements of Operations	86
Consolidated Statements of Comprehensive Income (Loss)	87
Consolidated Statements of Changes in Stockholders’ Equity	88
Consolidated Statements of Cash Flows	89
Notes to Consolidated Financial Statements	90

Exhibit Index

Exhibit Number	Description

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

10.14†
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

10.17†
Form of Agreement Regarding Performance Stock Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, previously filed with the SEC on February 27, 2017 as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.18†
BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as amended on April 3, 2023, previously filed with the SEC on August 2, 2023 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.000-26727), which is incorporated herein by reference.

10.19†
Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.20†
Form of Agreement Regarding Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.21†
Form of Agreement Regarding Performance Stock Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

1
10.22†
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

10.25
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

10.26†
Third Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted October 4, 2022, previously filed with the SEC on October 28, 2022 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.27†
Form of Agreement Regarding Non-Employee Director Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on February 27, 2023 as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.28†
Form of Agreement Regarding Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on February 27, 2023 as Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.29†
Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on February 27, 2023 as Exhibit 10.37 to the Company's Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.30†
Separation Agreement and General Release by and between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, dated October 30, 2023, previously filed with the SEC on November 3, 2023 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.31†
Consulting Agreement by and between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, dated October 30, 2023, previously filed with the SEC on November 3, 2023 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.32†
Employment Agreement by and between BioMarin Pharmaceutical Inc. and Alexander Hardy, dated October 30, 2023, previously filed with the SEC on November 3, 2023 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.33
Cooperation Agreement, dated as of December 20, 2023, by and among the Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., previously filed with the SEC on December 20, 2023 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

97.1*	Dodd-Frank Incentive Compensation Recoupment Policy, as adopted on October 4, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 26, 2024	By:	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer

Exhibit 24.1
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Hardy and Brian R. Mueller, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to the Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEXANDER HARDY	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2024
Alexander Hardy

/S/ BRIAN R. MUELLER	Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Brian R. Mueller

/S/ ERIN BURKHART	Group Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Erin Burkhart

/S/ RICHARD A. MEIER	Chair of the Board of Directors	February 26, 2024
Richard A. Meier

/S/ MARK J. ALLES	Director	February 26, 2024
Mark J. Alles

/S/ ELIZABETH MCKEE ANDERSON	Director	February 26, 2024
Elizabeth McKee Anderson

/S/ JEAN-JACQUES BIENAIMÉ	Director	February 26, 2024
Jean-Jacques Bienaimé

/S/ BARBARA BODEM	Director	February 26, 2024
Barbara Bodem

/S/ ATHENA COUNTOURIOTIS, M.D.	Director	February 26, 2024
Athena Countouriotis, M.D.

/S/ MARK ENYEDY	Director	February 26, 2024
Mark Enyedy

/S/ ELAINE J. HERON	Director	February 26, 2024
Elaine J. Heron

/S/ MAYKIN HO	Director	February 26, 2024
Maykin Ho

/S/ ROBERT J. HOMBACH	Director	February 26, 2024
Robert J. Hombach

/S/ V. BRYAN LAWLIS	Director	February 26, 2024
V. Bryan Lawlis

/S/ DAVID PYOTT	Director	February 26, 2024
David Pyott

/S/ DENNIS J. SLAMON	Director	February 26, 2024
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Report of Independent Registered Public Accounting Firm
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
Evaluation of variable consideration relating to ALDURAZYME product sales
As described in Notes 1 and 12 to the consolidated financial statements, during the year ended December 31, 2023 the Company recognized $131 million in ALDURAZYME net product revenue. Under its arrangement with Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi, depending on Sanofi’s sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Sanofi’s sales of ALDURAZYME. The Company recognizes this revenue upon satisfying the product performance obligation, which is when the product is shipped to Sanofi and all required quality control certificates are complete.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for recognizing ALDURAZYME net product revenue. This included controls over forecasting Sanofi’s sales volume and average price per vial used to estimate variable consideration. We evaluated the Company’s ability to estimate the variable consideration by comparing historical estimates of sales volume and price per vial to actual current-period sales volume and price per vial of product sold by Sanofi. We also compared the Company’s forecasts of future Sanofi sales volume and average price per vial to Sanofi’s historical sales volume and price per vial.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
San Francisco, California
February 26, 2024

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$755,127	$724,531
Short-term investments	318,683	567,006
Accounts receivable, net	633,704	461,316
Inventory	1,107,183	894,083
Other current assets	141,391	104,521
Total current assets	2,956,088	2,751,457
Noncurrent assets:
Long-term investments	611,135	333,835
Property, plant and equipment, net	1,066,133	1,073,366
Intangible assets, net	294,701	338,569
Goodwill	196,199	196,199
Deferred tax assets	1,545,809	1,505,412
Other assets	171,538	176,236
Total assets	$6,841,603	$6,375,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$683,147	$572,959
Short-term convertible debt, net	493,877	—
Short-term contingent consideration	—	15,925
Total current liabilities	1,177,024	588,884
Noncurrent liabilities:
Long-term convertible debt, net	593,095	1,083,019
Other long-term liabilities	119,935	100,015
Total liabilities	1,890,054	1,771,918
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 188,598,154 and 186,250,719 shares issued and outstanding, respectively	189	186
Additional paid-in capital	5,611,562	5,404,895
Company common stock held by the Nonqualified Deferred Compensation Plan	(9,860)	(8,859)
Accumulated other comprehensive loss	(28,788)	(3,867)
Accumulated deficit	(621,554)	(789,199)
Total stockholders’ equity	4,951,549	4,603,156
Total liabilities and stockholders’ equity	$6,841,603	$6,375,074
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2023, 2022 and 2021
(In thousands of U.S. Dollars, except per share amounts)

	2023	2022	2021
REVENUES:
Net product revenues	$2,372,538	$2,042,025	$1,783,498
Royalty and other revenues	46,688	54,014	62,777
Total revenues	2,419,226	2,096,039	1,846,275
OPERATING EXPENSES:
Cost of sales	514,854	483,669	470,515
Research and development	746,773	649,606	628,793
Selling, general and administrative	937,291	854,009	759,375
Intangible asset amortization and contingent consideration	62,211	67,193	69,933
Gain on sale of nonfinancial assets, net	—	(108,000)	—
Total operating expenses	2,261,129	1,946,477	1,928,616
INCOME (LOSS) FROM OPERATIONS	158,097	149,562	(82,341)

Interest income	58,339	18,034	10,482
Interest expense	(17,335)	(15,970)	(15,337)
Other income (expense), net	(10,538)	(2,050)	11,846
INCOME (LOSS) BEFORE INCOME TAXES	188,563	149,576	(75,350)
Provision for (benefit from) income taxes	20,918	8,015	(11,270)
NET INCOME (LOSS)	$167,645	$141,561	$(64,080)
EARNINGS (LOSS) PER SHARE, BASIC	$0.89	$0.76	$(0.35)
EARNINGS (LOSS) PER SHARE, DILUTED	$0.87	$0.75	$(0.35)
Weighted average common shares outstanding, basic	187,834	185,266	182,852
Weighted average common shares outstanding, diluted	191,595	188,963	182,852
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023, 2022 and 2021
(In thousands of U.S. Dollars)

	2023	2022	2021
NET INCOME (LOSS)	$167,645	$141,561	$(64,080)
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(3,922), $3,247 and $1,596, respectively	12,963	(10,720)	(5,262)
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented	(37,720)	29,045	34,379
Less: reclassifications to net income (loss), net of tax impact of $0 for all periods presented	164	36,624	(1,454)
Net change in unrealized holding gain (loss), net of tax	(37,884)	(7,579)	35,833

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(24,921)	(18,299)	30,571
COMPREHENSIVE INCOME (LOSS)	$142,724	$123,262	$(33,509)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021
(In thousands of U.S. Dollars and share amounts in thousands)

	2023	2022	2021

Shares of Common Stock, beginning balances	186,251	183,913	181,741
Issuances under equity incentive plans	2,347	2,338	2,172
Shares of Common Stock, ending balances	188,598	186,251	183,913

Total stockholders' equity, beginning balances	$4,603,156	$4,265,669	$4,100,931
Common stock:
Beginning balances	186	184	182
Issuances under equity incentive plans, net of tax	3	2	2
Ending balances	189	186	184
Additional paid-in capital:
Beginning balances	5,404,895	5,191,502	4,993,407
Issuances under equity incentive plans, net of tax	(7,162)	14,328	3,389
Stock-based compensation	212,828	199,895	194,856
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	1,001	(830)	(150)
Ending balances	5,611,562	5,404,895	5,191,502
Company common stock held by the NQDC:
Beginning balances	(8,859)	(9,689)	(9,839)
Change in Common stock held by the NQDC	(1,001)	830	150
Ending balances	(9,860)	(8,859)	(9,689)
Accumulated other comprehensive income (loss):
Beginning balances	(3,867)	14,432	(16,139)
Other comprehensive income (loss)	(24,921)	(18,299)	30,571
Ending balances	(28,788)	(3,867)	14,432
Accumulated deficit:
Beginning balances	(789,199)	(930,760)	(866,680)
Net income (loss)	167,645	141,561	(64,080)
Ending balances	(621,554)	(789,199)	(930,760)
Total stockholders' equity, ending balances	$4,951,549	$4,603,156	$4,265,669

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(In thousands of U.S. dollars)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$167,645	$141,561	$(64,080)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	104,386	101,969	108,039
Non-cash interest expense	4,188	4,117	4,146
Amortization of premium (accretion of discount) on investments	(9,228)	3,043	5,155
Stock-based compensation	207,099	196,308	197,263
Gain on sale of nonfinancial assets, net	—	(108,000)	—
Impairment of assets	38,608	—	—
Deferred income taxes	(44,981)	(52,087)	(15,608)
Unrealized foreign exchange loss (gain)	28,446	(14,287)	(1,810)
Non-cash changes in the fair value of contingent consideration	—	1,704	8,026
Other	(365)	(2,043)	(2,629)
Changes in operating assets and liabilities:
Accounts receivable, net	(190,435)	(82,033)	65,574
Inventory	(157,058)	(68,264)	(35,060)
Other current assets	(50,335)	7,822	29,760
Other assets	(31,149)	(19,859)	(6,593)
Accounts payable and other short-term liabilities	68,853	59,018	15,689
Other long-term liabilities	23,585	6,933	(3,336)
Net cash provided by operating activities	159,259	175,902	304,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(96,691)	(120,959)	(95,578)
Maturities and sales of investments	864,863	619,995	691,049
Purchases of investments	(868,496)	(611,809)	(937,143)
Proceeds from sale of nonfinancial assets	—	103,325	—
Purchase of intangible assets	(10,920)	(10,581)	(23,647)
Other	—	—	(994)
Net cash used in investing activities	(111,244)	(20,029)	(366,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	69,353	69,333	49,194
Taxes paid related to net share settlement of equity awards	(76,319)	(54,283)	(45,805)
Payments of contingent consideration	(9,475)	(31,095)	—
Principal repayments of financing leases	(2,286)	(2,605)	(3,039)
Other	—	—	(398)
Net cash used in financing activities	(18,727)	(18,650)	(48)
Effect of exchange rate changes on cash	1,308	32	(57)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,596	137,255	(61,882)
Cash and cash equivalents:
Beginning of period	724,531	587,276	649,158
End of period	$755,127	$724,531	$587,276
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$10,303	$10,281	$10,395
Cash paid for income taxes	$73,312	$54,372	$18,153
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$164	$(1,482)	$(4,749)
Increase in accounts payable and accrued liabilities related to intangible assets	$6,904	$742	$9,428
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
Inventory
Commercial Inventory
The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost approach on the first-in, first out (FIFO) method. The Company analyzes its inventory levels quarterly for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as Cost of Sales in the Consolidated Statements of Operations.
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
Intangible assets with finite useful lives primarily consist of acquired intellectual property and royalty rights, regulatory approval and first commercial sales milestone payments as well as costs associated with technology transfer to qualify third-party manufacturing facilities for commercial production. Intangible assets are recorded at cost, net of accumulated amortization, and amortize over their estimated useful lives on a straight-line basis. Amortization expense is recorded in Intangible Asset Amortization and Contingent Consideration on the Company's Consolidated Statements of Operations, except for amortization expense related to the technology transfer, which is recorded in Cost of Sales.
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
Long-lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment, leased ROU assets and finite-lived intangible assets, which includes costs associated with technology transfer to qualify manufacturing facilities for commercial production. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Operations. Impairment charges for finite-lived intangible assets associated with technology transfer costs that are not material are recorded to Cost of Sales in the Consolidated Statements of Operations. Impairment charges related to all other finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.
Capitalized Software
The Company capitalizes software development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. When placed in service, implementation costs are subsequently amortized on a straight-line basis over the expected useful life of the asset. As of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2023, $30.6 million of capitalized costs associated with cloud computing arrangements were included in Other Assets on the Company’s Consolidated Balance Sheets.
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
Revenue Reserves
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government and commercial rebates, chargebacks, sales returns, and other incentives that are offered within contracts between the Company and its customers, such as specialty pharmacies, hospitals, authorized distributors and government purchasers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, patient outcomes, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
difference to be material. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Research and Development
R&D costs are generally expensed as incurred. These expenses include contract R&D services provided by third parties, preclinical and clinical studies, raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, facilities and regulatory costs and R&D-related personnel costs including salaries, benefits and stock-based compensation. Upfront and milestone payments made to third parties in connection with licensed intellectual property, which does not have an alternative future use or does not reach technological feasibility, are expensed as incurred up to the point of regulatory

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
approval. Advance payments for goods or services for use in research and development activities are capitalized and recorded in other current assets, and then expensed as the related goods are delivered or the services are performed.
Advertising Expenses
The costs of advertising are presented in SG&A in the Consolidated Statements of Operations and are expensed as incurred. Advertising expenses were $27.8 million, $25.2 million and $30.2 million in 2023, 2022 and 2021, respectively.
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
Foreign Currency
For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets and liabilities. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction losses resulting from remeasurement recognized in SG&A in the Consolidated Statements of Operations totaled $27.7 million, $11.4 million and $11.7 million in 2023, 2022 and 2021, respectively.
Derivatives and Hedging Activities
The Company uses foreign currency exchange forward contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the USD, primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from gross product revenues, operating expenses and monetary asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The Company accounts for its derivative instruments as either assets or liabilities on its Consolidated Balance Sheets and measures them at fair value, which is estimated using current exchange and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in AOCI and amounts deferred in AOCI are reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in SG&A in the Consolidated Statements of Operations.
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
See Notes 2, 7, 8, and 10 to these Consolidated Financial Statements for further information on the nature of these financial instruments.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during 2023. The following paragraphs discuss new accounting pronouncements issued by the Financial Accounting Standards Board (FASB), but not yet adopted by the Company.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting Topic 280, Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The effective date for the update is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect of adopting the update on the Company's disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740, Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
retrospectively. The effective date for the update is for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of the update on the Company's related disclosures.
(2) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$229,676	$—	$—	$229,676	$229,676	$—	$—

Level 2:
Money market instruments	499,483	—	—	499,483	499,483	—	—
Corporate debt securities	587,896	3,476	(1,996)	589,376	—	193,251	396,125
U.S. government agency securities	251,952	556	(1,140)	251,368	19,976	111,343	120,049
Commercial paper	20,076	5	—	20,081	5,992	14,089	—
Asset-backed securities	94,744	351	(134)	94,961	—	—	94,961
Subtotal	1,454,151	4,388	(3,270)	1,455,269	525,451	318,683	611,135
Total	$1,683,827	$4,388	$(3,270)	$1,684,945	$755,127	$318,683	$611,135

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$463,248	$—	$—	$463,248	$463,248	$—	$—

Level 2:
Money market instruments	248,933	—	—	248,933	248,933	—	—
Corporate debt securities	504,984	34	(11,541)	493,477	1,881	299,153	192,443
U.S. government agency securities	312,720	45	(3,771)	308,994	—	229,846	79,148
Commercial paper	48,103	11	(22)	48,092	10,469	37,623	—
Asset-backed securities	63,151	69	(592)	62,628	—	384	62,244
Subtotal	1,177,891	159	(15,926)	1,162,124	261,283	567,006	333,835
Total	$1,641,139	$159	$(15,926)	$1,625,372	$724,531	$567,006	$333,835
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.
As of December 31, 2023, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of December 31, 2023 and December 31, 2022, the fair value of the Company’s strategic investments was $11.3 million and $23.9 million, respectively. These investments were recorded in Other Assets on the Company’s Consolidated Balance Sheets. In 2023, based on new developments, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The loss on the equity investment due to impairment was recorded to Other Income (Expense), Net on the Company’s Consolidated Statements of Operations.
See Note 1 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(3) INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	December 31,
	2023	2022
Finite-lived intangible assets	$710,011	$690,871
Accumulated amortization	(415,310)	(352,302)
Net carrying value	$294,701	$338,569
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2023:

	Net Balance	Average Remaining Life
Acquired intellectual property	$185,344	4.4 years
Technology transfer	89,221	4.4 years(1)
License payments (2)	20,136	9.8 years
Total	$294,701
(1)Certain technology transfer assets have not yet been placed into service. The average remaining life presented is only for those placed into service.
(2)License payments include finite-lived intangible assets due to the Company's achievement in 2023 of first commercial sale milestones related to ROCTAVIAN.
As of December 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets that have been placed into service, was as follows:

Fiscal Year	Amount
2024	$58,200
2025	38,924
2026	38,924
2027	38,924
2028	23,174
Thereafter	7,293
$205,439

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31
	2023	2022
Building and improvements	$860,807	$819,100
Manufacturing and laboratory equipment	538,677	475,663
Computer hardware and software	211,482	214,829
Land	90,781	90,786
Leasehold improvements	58,230	59,532
Furniture and equipment	46,453	45,762
Land improvements	26,779	26,455
Construction-in-progress (1)	100,013	143,384
	1,933,222	1,875,511
Accumulated depreciation	(867,089)	(802,145)
Total property, plant and equipment, net	$1,066,133	$1,073,366
(1)In the fourth quarter of 2023, the Company decided to cease development of the first generation VOXZOGO pen device and impaired $14.0 million of capitalized tooling and fixed assets that had not been placed in service.
Depreciation expense, net of amounts capitalized into inventory, was $40.3 million, $38.6 million and $46.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(5) INVENTORY
Inventory consisted of the following:

	December 31
	2023	2022
Raw materials	$155,704	$131,071
Work-in-process	571,107	410,656
Finished goods	380,372	352,356
Total inventory	$1,107,183	$894,083

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2023	2022
Accounts payable and accrued operating expenses	$315,509	$231,238
Accrued compensation expense	201,067	207,573
Accrued rebates payable	96,179	72,654
Foreign currency exchange forward contracts	33,853	12,601
Accrued royalties payable	14,299	13,306
Lease liability	8,779	10,375
Accrued income taxes	2,651	16,213
Deferred revenue	4,620	711
Other	6,190	8,288
Total accounts payable and accrued liabilities	$683,147	$572,959
Reorganization Plan Costs
On October 6, 2022, the Company announced a plan to simplify its organizational design, which included a planned reduction in headcount. The Company recorded costs of $23.0 million in 2022 and negligible adjustments in 2023 related to one-time termination severance and employee termination benefits within SG&A expense. As of December 31, 2022, $11.1 million was included in Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet. As of December 31, 2023, all accrued costs have been paid.
Significant Revenue Rebates and Reserves for Cash Discounts
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2023:
Accrued rebates	$72,654	$196,864	$(173,339)	$96,179
Reserve for cash discounts	$3,639	$21,081	$(19,330)	$5,390

Year ended December 31, 2022:
Accrued rebates	$47,987	$140,260	$(115,593)	$72,654
Reserve for cash discounts	$2,013	$20,351	$(18,725)	$3,639

Year ended December 31, 2021:
Accrued rebates	$65,526	$116,691	$(134,230)	$47,987
Reserve for cash discounts	$1,716	$16,003	$(15,706)	$2,013
(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 to these Consolidated Financial Statements.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Consolidated Financial Statements that are remeasured on a recurring basis as of December 31, 2023 and 2022. Other than the Company’s fixed-rate convertible debt disclosed in Note 10 to these Consolidated Financial Statements, there

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of December 31, 2023 and 2022. Refer to Notes 2 and 8 to these Consolidated Financial Statements for other financial assets and liabilities measured at fair value.

	Fair Value Measurements as of December 31, 2023
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,026	$—	$2,026
Other assets:
NQDC Plan assets	28,119	—	28,119
Restricted investments (1)	2,393	—	2,393
Total other assets	30,512	—	30,512
Total assets	$32,538	$—	$32,538
Liabilities:
Current liabilities:
NQDC Plan liability	$2,026	$—	$2,026
Other long-term liabilities:
NQDC Plan liability	28,119	—	28,119
Total liabilities	$30,145	$—	$30,145

	Fair Value Measurements as of December 31, 2022
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,654	$—	$2,654
Other assets:
NQDC Plan assets	19,867	—	19,867
Restricted investments (1)	2,429	—	2,429
Total other assets	22,296	—	22,296
Total assets	$24,950	$—	$24,950
Liabilities:
Current liabilities:
NQDC Plan liability	$2,654	$—	$2,654
Contingent consideration	—	15,925	15,925
Total current liabilities	2,654	15,925	18,579
Other long-term liabilities:
NQDC Plan liability	19,867	—	19,867
Total other long-term liabilities	19,867	—	19,867
Total liabilities	$22,521	$15,925	$38,446
(1)The restricted investments as of December 31, 2023 and 2022 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
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

Contingent consideration as of December 31, 2022	$15,925
Milestone payments to Ares Trading S.A. (Merck Serono)	(16,255)
Realized foreign exchange gain on settlement of contingent consideration	330
Contingent consideration as of December 31, 2023	$—

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company's forward contracts designated as hedging instruments have maturities up to two years. The Company's forward contracts that are considered to be economic hedges that are not designated as hedging instruments have maturities up to three months.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Sell	$1,249,662	$808,635
Purchase	$198,408	$177,393

Derivatives not designated as hedging instruments:
Sell	$350,269	$218,903
Purchase	$90,102	$6,785
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$6,663	$19,464
Other assets	1,855	2,059
Subtotal	$8,518	$21,523

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$30,005	$12,130
Other long-term liabilities	8,171	1,074
Subtotal	$38,176	$13,204

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$547	$1,472

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$3,848	$471

Total Derivatives Assets	$9,065	$22,995
Total Derivatives Liabilities	$42,024	$13,675
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

	Years Ended December 31,
	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(186)	$48,541
Operating expenses	$350	$(11,917)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(8,808)	$872
As of December 31, 2023, the Company expects to reclassify unrealized losses of $23.3 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 11 to these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) LEASES
The following table presents the Company’s ROU assets and lease liabilities for the periods presented.

		December 31,
Lease Classification	Classification	2023	2022
Assets:
Operating	Other assets	$42,731	$34,935
Financing	Other assets	3,343	6,021
Total ROU assets		$46,074	$40,956
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$8,640	$8,088
Financing	Accounts payable and accrued liabilities	139	2,287
Noncurrent:
Operating	Other long-term liabilities	38,047	26,329
Financing	Other long-term liabilities	77	184
Total lease liabilities		$46,903	$36,888
Maturities of lease liabilities as of December 31, 2023 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2024	$11,217	$142	$11,359
2025	9,861	75	9,936
2026	7,966	6	7,972
2027	7,064	—	7,064
2028	6,508	—	6,508
Thereafter	15,811	—	15,811
Total lease payments	58,427	223	58,650
Less: Interest	(11,740)	(7)	(11,747)
Present value of lease liabilities	$46,687	$216	$46,903
Lease costs associated with payments under the Company’s leases for the periods presented were as follows:

		Years Ended December 31,
Lease Cost	Classification	2023	2022
Operating (1)	Operating expenses	$14,197	$13,669
Financing:
Amortization	Operating expenses	3,360	2,858
Interest expense	Interest expense	2,648	163
Total lease costs		$20,205	$16,690
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
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

	Years Ended December 31,
Other Information	2023	2022
Weighted average remaining lease term (in years):
Operating leases	6.8	5.2
Financing leases	1.6	1.7

Weighted average discount rate:
Operating leases	5.9%	5.1%
Financing leases	3.1%	5.4%
As of December 31, 2023, no leases were expected to commence that would create significant rights and obligations for the Company.

	Years Ended December 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$9,980	$10,760
Financing leases	$51	$165
Cash used in financing activities:
Financing leases	$2,286	$2,605
ROU assets obtained in exchange for lease obligations:
Operating leases	$16,321	$5,252
Financing leases	$68	$878

(10) DEBT
Convertible Notes
As of December 31, 2023, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	December 31,
	2023	2022
0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	$495,000	$495,000
Unamortized discount net of deferred offering costs	(1,123)	(3,040)
2024 Notes, net (1)	493,877	491,960

1.250% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(6,905)	(8,941)
2027 Notes, net	593,095	591,059
Total convertible debt, net	$1,086,972	$1,083,019

Fair value of fixed-rate convertible debt (2):
2024 Notes	$488,288	$526,230
2027 Notes	619,260	647,370
Total fair value of fixed-rate convertible debt	$1,107,548	$1,173,600
(1)As the 2024 Notes mature in August 2024, the outstanding principal of the 2024 Notes is classified as a current liability as of December 31, 2023.
(2)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 1 to these Consolidated Financial Statements for additional discussion of fair value measurements.
Interest expense on the Company’s fixed-rate convertible debt consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Coupon interest expense	$10,465	$10,465	$10,465
Accretion of discount on convertible notes	3,359	3,349	3,339
Amortization of debt issuance costs	594	593	593
Total interest expense on convertible debt	$14,418	$14,407	$14,397
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
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million, which included a letter of credit subfacility and a swingline loan subfacility. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. In May 2021, the credit facility was amended to extend the original maturity date from October 19, 2021 to May 28, 2024. The credit facility was terminated on August 4, 2023 and there were no amounts outstanding under the credit facility as of December 31, 2023.

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

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$(16,139)
Other comprehensive income (loss) before reclassifications	34,379	(6,858)	27,521
Less: gain (loss) reclassified from AOCI	(1,454)	—	(1,454)
Tax effect	—	1,596	1,596
Net current period other comprehensive income (loss)	35,833	(5,262)	30,571
AOCI balance at December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	29,045	(13,967)	15,078
Less: gain (loss) reclassified from AOCI	36,624	—	36,624
Tax effect	—	3,247	3,247
Net current period other comprehensive income (loss)	(7,579)	(10,720)	(18,299)
AOCI balance at December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(37,720)	16,885	(20,835)
Less: gain (loss) reclassified from AOCI	164	—	164
Tax effect	—	(3,922)	(3,922)
Net current period other comprehensive income (loss)	(37,884)	12,963	(24,921)
AOCI balance at December 31, 2023	$(29,658)	$870	$(28,788)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(12) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Years Ended December 31,
	2023	2022	2021
Enzyme product revenues:
VIMIZIM	$701,053	$663,739	$623,145
NAGLAZYME	420,292	443,794	380,449
PALYNZIQ	303,919	255,032	237,474
BRINEURA	161,889	154,333	128,034
ALDURAZYME	131,248	128,422	122,765
Total enzyme product revenues	1,718,401	1,645,320	1,491,867
VOXZOGO	469,881	169,128	5,855
KUVAN	180,767	227,577	285,776
ROCTAVIAN	3,489	—	—
Total net product revenues	2,372,538	2,042,025	1,783,498
Royalty and other revenues	46,688	54,014	62,777
Total revenues	$2,419,226	$2,096,039	$1,846,275
The Company considers there to be revenue concentration risks for regions where Net Product Revenues exceed 10% of consolidated Net Product Revenues. The concentration of the Company’s Net Product Revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The table below disaggregates total Net Product Revenues by geographic region, which is based on patient location for Company's commercial products sold directly by the Company, except for ALDURAZYME, which is distributed, marketed and sold exclusively by Sanofi worldwide.

	Years Ended December 31,
	2023	2022	2021
United States	$771,314	$684,284	$657,700
Europe	669,331	650,952	558,952
Latin America	332,437	266,801	191,151
Rest of world	468,208	311,566	252,930
Total net product revenues marketed by the Company	2,241,290	1,913,603	1,660,733
ALDURAZYME net product revenues marketed by Sanofi	131,248	128,422	122,765
Total net product revenues	$2,372,538	$2,042,025	$1,783,498
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Years Ended December 31,
	2023	2022	2021
Customer A	14%	16%	18%
Customer B	12%	12%	14%
Customer C	10%	9%	10%
Total	36%	37%	42%

On a consolidated basis, two customers accounted for 15% and 12% of the Company’s December 31, 2023 accounts receivable balance, respectively, compared to December 31, 2022 when two customers accounted for 22% and 15% of the

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
accounts receivable balance, respectively. As of December 31, 2023 and 2022, the accounts receivable balance for Sanofi included $63.4 million and $68.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
Long-lived assets, which consist of net property, plant and equipment and ROU assets are summarized by geographic region in the following table.

	December 31,
	2023	2022
Long-lived assets by geography:
United States	$788,590	$786,509
Ireland	306,542	309,180
Rest of world	17,075	18,633
Total long-lived assets	$1,112,207	$1,114,322
(13) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2023, an aggregate of approximately 52.3 million unissued shares were authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan (2017 EIP) and the ESPP. Under the 2017 EIP, shares issued and outstanding under the Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan) and the 2017 EIP that expire or are forfeited generally become available for future issuance under the 2017 EIP. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 1 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.
2017 Equity Incentive Plan
The 2017 EIP provides for awards of RSUs and stock options as well as other forms of equity compensation. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSUs with Performance-based Vesting Conditions (PRSUs) generally vest over a three-year period on a cliff basis three years after the grant date. Stock option awards granted to employees generally vest over a four-year period on a cliff basis 12 months after the grant date and then

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

monthly thereafter. The contractual term of stock option awards is generally 10 years from the grant date. As of December 31, 2023, approximately 39.5 million shares were authorized and reserved for future issuance under the 2017 EIP.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was most recently amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2023, the Company issued 0.3 million shares under the ESPP. As of December 31, 2023, approximately 7.0 million shares were authorized and 2.5 million shares reserved for future issuance under the ESPP.
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
Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of sales	$17,604	$17,709	$22,357
Research and development	65,714	61,702	67,196
Selling, general and administrative	123,781	116,897	107,710
Total stock-based compensation expense	$207,099	$196,308	$197,263
Stock-based compensation of $21.7 million, $21.3 million and $20.0 million was capitalized into inventory for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of activity related to RSUs with service-based vesting conditions for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2022	4,519,746	$79.55
Granted	2,150,561	$88.96
Vested	(1,666,477)	$80.68
Forfeited	(300,005)	$81.35
Non-vested units as of December 31, 2023	4,703,825	$83.39
The weighted-average grant date fair values per share of RSUs with service-based vesting granted during the years ended December 31, 2023, 2022 and 2021, was $88.96, $79.43 and $78.46, respectively. The total intrinsic values of restricted stock that vested and released in the years ended December 31, 2023, 2022 and 2021, was $149.8 million, $130.1 million and $117.2 million respectively.
As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $274.7 million was expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Unit Awards with Performance-based Vesting Conditions
Below is a summary of activity related to RSUs with vesting conditions based on performance targets for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2022	447,662	$78.78
Granted	230,019	$89.22
Vested	(231,346)	$78.30
Forfeited	(10,235)	$78.36
Non-vested units as of December 31, 2023	436,100	$83.33
The weighted-average grant date fair value of the PRSUs for the years ended December 31, 2023, 2022 and 2021, was $89.22, $78.27 and $78.09, respectively.
Non-vested PRSUs included grants with vesting contingent upon the achievement of three-year performance targets for strategic goals, Non-GAAP income or other internal financial measures and a regulatory milestone. The awarded PRSUs generally vest over a three-year service period on a cliff basis. The Company evaluated the targets in the context of its current long-range financial plan, its product candidate development pipeline and planned regulatory activity to determine when attainment of each grant target was probable for accounting purposes. The number of shares that may be earned range between 50% and 200% of the base PRSUs granted.
As of December 31, 2023, total unrecognized compensation expense related to non-vested PRSUs of $10.9 million was expected to be recognized over a weighted average period of 1.3 years.

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
Below is a summary of activity related to RSUs with market-based vesting conditions for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2022	396,120	$119.61
Granted	261,570	$132.56
Vested	(248,940)	$116.05
Forfeited	(4,850)	$121.04
Non-vested units as of December 31, 2023	403,900	$128.95
The grant date fair values and assumptions used to determine the fair value of TSR-RSUs on grant date during the periods presented were as follows:

	Years Ended December 31,
	2023	2022	2021
Grant date fair value	$132.56	124.67	$117.52
Expected volatility	22.4 – 152.1%	24.5 – 157.6%	24.7 – 161.7%
Dividend yield	0.0%	0.0%	0.0%
Expected term	2.8 years	2.8 years	2.8 years
Risk-free interest rate	3.8%	2.0%	0.3%
As of December 31, 2023, total unrecognized compensation expense of $18.0 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 1.4 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2023. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2022	5,943,535	$82.41		$132,395
Granted	704,589	$89.47
Exercised	(837,623)	$68.82
Expired and forfeited	(90,370)	$82.69
Options outstanding as of December 31, 2023	5,720,131	$85.26	5.0	$74,704
Options unvested as of December 31, 2023	1,260,219	$84.63	8.7	$15,139
Exercisable at December 31, 2023	4,459,912	$85.44	4.0	$59,566
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $96.42, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 29, 2023.
The weighted-average fair values per stock options granted in the years ended December 31, 2023, 2022 and 2021, were $39.30, $32.45 and $31.61, respectively. The total intrinsic values of options exercised during the years ended December 31, 2023, 2022 and 2021, were $25.9 million, $32.1 million and $40.7 million, respectively, determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	37.8 – 40.3%	38.1 – 40.5%	39.4 – 41.6%
Dividend yield	0.0%	0.0%	0.0%
Expected term	4.7 – 6.2 years	4.7 – 6.1 years	4.7 – 6.0 years
Risk-free interest rate	3.5 – 4.6%	2.1 – 4.2%	0.7 – 1.3%
As of December 31, 2023, total unrecognized compensation cost related to unvested stock options of $36.5 million was expected to be recognized over a weighted average period of 2.7 years. The net tax benefit from stock options exercised during the year ended December 31, 2023 was $2.3 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Purchase Rights
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	24.0 – 48.0%	28.6 – 69.2%	23.7 – 69.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term	0.5 – 2.0 years	0.5 – 2.0 years	0.5 – 2.0 years
Risk-free interest rate	0.06 – 5.5%	0.04 – 4.8%	0.04 – 2.4%
As of December 31, 2023, total unrecognized compensation cost related to unvested stock purchase rights under the ESPP of $14.2 million was expected to be recognized over a weighted average period of 1.4 years.
(14) OTHER EMPLOYEE BENEFITS
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan) for eligible U.S. employees. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or the annual statutory contribution limit. The Company’s matching contribution vests immediately and was approximately $32.7 million, $30.8 million and $31.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
The Company maintains the NQDC under which eligible directors and key employees may defer compensation. The NQDC prohibits the diversification of deferrals of Company stock. Company stock issued and held by the NQDC is accounted for similarly to treasury stock in that the fair value of the employer stock was determined on the grant date and the shares are issued into the NQDC when the restricted stock vests. The corresponding deferred compensation obligation is classified as equity with no changes in the fair value of Company stock held in the NQDC recognized in earnings. Other contributions held in the NQDC are classified as trading securities, recorded at fair value with the corresponding deferred compensation obligation classified as a liability and subsequent changes in the fair value of these non-BioMarin investments are recognized in earnings in the period they occur.
See Note 7 to these Consolidated Financial Statements for additional discussion on the fair value and presentation of the NQDC assets and liabilities.
(15) INCOME TAXES
The Provision for (Benefit from) Income Taxes was based on Income (Loss) before Income Taxes as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. Source	$(453,840)	$(299,403)	$(259,258)
Non-U.S. Source	642,403	448,979	183,908
Income (loss) before income taxes	$188,563	$149,576	$(75,350)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The U.S. and foreign components of the Provision for (Benefit from) Income Taxes were as follows:

	Years Ended December 31,
	2023	2022	2021
Provision for (benefit from) income taxes
Federal	$25,120	$12,798	$(2,038)
State and local	5,098	5,058	1,339
Foreign	35,681	42,246	5,037
	65,899	60,102	4,338
Provision for (benefit from) deferred income taxes:
Federal	(70,754)	(79,270)	(29,895)
State and local	(8,030)	(5,143)	(1,230)
Foreign	33,803	32,326	15,517
	(44,981)	(52,087)	(15,608)
Provision for (benefit from) income taxes	$20,918	$8,015	$(11,270)
The following is a reconciliation of the statutory federal income tax benefit to the Company’s effective tax rate:

	December 31,
	2023	2022	2021
Federal statutory income tax rate	$39,598	$31,412	$(15,824)
State and local taxes	(3,614)	(1,017)	509
Orphan Drug & General Business Credit	(39,535)	(35,674)	(29,363)
Stock compensation expense	2,209	6,433	7,859
Foreign Source Income Subject to US Tax	47,721	(5,644)	16,878
Foreign tax rate differential (1)	(69,987)	(4,051)	(16,971)
Section 162(m) limitation	9,699	6,577	6,304
Tax Reserves	27,296	18,043	15,530
Intra-entity transfer of assets	5,019	(18,752)	(3,920)
Valuation allowance/deferred benefit	3,723	7,851	6,821
Other	(1,211)	2,837	907
Effective income tax rate	$20,918	$8,015	$(11,270)
(1)For the year ended December 31, 2023, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate. For the year ended December 31, 2022, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and was offset by the income from the sale of a priority review voucher that was taxed at a higher tax rate. For the year ended December 31, 2021, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and includes the recognition of the valuation allowance against a portion of the deferred tax assets of the Company’s Dutch subsidiary of $9.3 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2023	2022
Net deferred tax assets:
Net operating loss carryforwards	$19,025	$20,657
Tax credit carryforwards	524,652	555,319
Accrued expenses, reserves, and prepaids	107,485	88,697
Intangible assets	789,479	836,402
Capitalized research and development expenses	216,975	103,212
Stock-based compensation	48,744	49,472
Lease liabilities	7,857	5,757
Inventory	18,914	22,726
Other	1,113	5,596
Valuation allowance	(119,230)	(116,299)
Total deferred tax assets	1,615,014	1,571,539

Joint venture basis difference	(1,111)	(745)
Acquired intangibles	(1,026)	(1,138)
ROU Assets	(6,917)	(5,347)
Property, plant and equipment	(60,151)	(58,897)
Total deferred tax liabilities	(69,205)	(66,127)
Net deferred tax assets	$1,545,809	$1,505,412
The increase in net deferred tax assets is primarily related to capitalization of research and development expenses offset by a decrease in intangible assets and tax credits utilized.
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
In the third quarter of 2023, the Company determined that it is more likely than not that the deferred tax assets related to a future royalty stream will be realized. In making this determination, the Company analyzed both the consistent historical royalty earnings and the forecast of future royalty earnings and reached the conclusion that it was appropriate to release the valuation allowance reserve. The release is offset by an increase due to the Company’s expectation that state R&D credits generated will not be utilized.
As of December 31, 2023, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$3,296	2030-2033
Federal R&D and orphan drug credit carryforwards	$555,074	2024-2043
State net operating loss carryforwards	$208,592	2024-2043
Dutch net operating loss carryforwards	$31,361	Indefinite
Not included in the table above are $169.6 million of state research credit carryovers that will carry forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022, is as follows:

	December 31,
	2023	2022
Balance at beginning of period	$232,856	$205,095
Additions based on tax positions related to the current year	41,473	26,762
Additions for tax positions of prior years	3,127	1,017
Lapse of statute of limitations	—	(18)
Balance at end of period	$277,456	$232,856
Included in the balance of unrecognized tax benefits as of December 31, 2023 were potential benefits of $266.5 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2023. The Company believes it will not have any material decreases in its previously unrecognized tax benefits within the next twelve months.
The Company files income tax returns in the U.S., Ireland and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2020 and earlier may still be adjusted upon examination by tax authorities.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $15.1 million as of December 31, 2023, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.
(16) EARNINGS (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs and contingent issuances of common stock related to the Company's convertible debt.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings (loss) per common share (common shares in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$167,645	$141,561	$(64,080)
Denominator:
Weighted-average common shares outstanding, basic	187,834	185,266	182,852
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,761	3,697	—
Weighted-average common shares outstanding, diluted	191,595	188,963	182,852
Earnings (loss) per common share, basic	$0.89	$0.76	$(0.35)
Earnings (loss) per common share, diluted	$0.87	$0.75	$(0.35)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings (loss) per common share as they were anti-dilutive (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Common stock issuable under the Company's equity incentive plans	8,072	8,148	12,450
Common stock issuable under the Company’s convertible debt (1)	8,335	8,335	8,335
Total number of potentially issuable shares	16,407	16,483	20,785
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of our convertible debt, see Note 10 to these Consolidated Financial Statements.
(17) LICENSE AND COLLABORATION AGREEMENTS
In October 2019, the Company entered into a worldwide, exclusive licensing agreement with a third party for tralesinidase alfa (formerly referred to as BMN 250), an investigational enzyme replacement therapy to treat Sanfilippo Syndrome Type B. In consideration, the Company received an upfront payment of $3.0 million, a minority 15% equity ownership interest in the licensee, and is entitled to receive royalties on net sales of tralesinidase alfa and milestone payments if certain development, regulatory and sales milestones are met by the licensee. Subsequently, the third party licensee raised additional funding and issued the Company incremental shares to maintain its 15% minority interest. As of December 31, 2022, the balance of the equity investment included in Other Assets on the Company’s Consolidated Balance Sheets was $12.6 million, which was fully impaired in 2023 based on new developments that lead the Company to conclude that factors existed indicating this non-marketable strategic investment was no longer realizable. The loss on the equity investment due to impairment was recorded to Other Income (Expense), Net on the Company’s Consolidated Statements of Operations.
In July 2017, the Company executed a license agreement with Sarepta Therapeutics (Sarepta) that provides Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. Under the license agreement, Sarepta pays the Company royalties and may pay the Company certain milestone payments for exons 51, 45, 53 and possibly other exon-skipping products. In 2021, the Company and Sarepta amended the license agreement to, among other things, make the license co-exclusive at a future date and reduce future royalty rates.
On October 1, 2015, the Company entered into an agreement with Ares Trading S.A. (Merck Serono) under which the Company acquired all global rights to KUVAN and PALYNZIQ from Merck Serono, with the exception of KUVAN in Japan. Previously, the Company had exclusive rights to KUVAN in the U.S. and Canada and PALYNZIQ in the U.S. and Japan. Pursuant to the amended and restated KUVAN Agreement, if future sales milestones were met, the Company was obligated to pay Merck Serono up to a maximum of €60.0 million, all of which were met and paid as of December 31, 2023. Pursuant to the Pegvaliase

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Agreement, the Company also paid Merck Serono €125.0 million in cash when the PALYNZIQ development milestones were achieved.
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
In 2020, the Company entered into a research and collaboration agreement with a third party and received a convertible note, which was recorded in Other Assets on the Company's Consolidated Balance Sheets. In 2023, the Company recorded a $11.9 million impairment loss on the convertible note as it was deemed unrecoverable based on new information. The impairment loss was recorded to Other Income (Expense), Net on the Company's Consolidated Statements of Operations.
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
The Company was involved in a purported shareholder class action lawsuit filed against the Company and certain officers and directors alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act) for making materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for ROCTAVIAN (formerly known as valoctocogene roxaparvovec) by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support ROCTAVIAN’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. On March 21, 2023, the Court entered an order staying all proceedings and vacating all deadlines because the parties agreed to settle the case through a binding term sheet. The Court preliminarily approved the settlement on June 8, 2023. On November 14, 2023, the court granted final approval of the settlement and entered final judgment. The Company maintains directors and officers liability insurance that covers exposure related to this class action lawsuit. As of December 31, 2022, the Company had recorded an estimated long-term loss contingency of $13.0 million on the Company’s Consolidated Balance Sheets. The same amount was recorded for expected insurance recoveries. During 2023, the amount recorded on the Company's Consolidated Balance Sheets increased to $39.0 million based on the final settlement and was reclassified to short term. As of December 31, 2023, the $39.0 million settlement liability and related receivable have been released following the final judgment. There was a net zero impact on the Company's Consolidated Statements of Cash Flows and Consolidated Statement of Operations in the years presented.
The Company recently received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business, Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Contingent Payments
As of December 31, 2023, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $763.3 million, of this amount the Company may pay up to $30.1 million in 2024 if certain contingencies are met. $591.5 million of the total balance related to early-stage development programs licensed from two third parties.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning system implementation costs. As of December 31, 2023, such commitments were estimated at $354.1 million, of which $325.9 million is expected to be paid in 2024 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.