Form 10-Q
period 2024-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2024-04-26
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 189,879,803 shares of common stock, par value $0.001, outstanding as of April 22, 2024.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, KUVAN®, NAGLAZYME®, PALYNZIQ®, ROCTAVIAN®, VIMIZIM® and VOXZOGO® are our registered trademarks. ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the SEC) on February 26, 2024. You should carefully consider that information before you make an investment decision.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2024 and 2023
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Net product revenues	$637,815	$586,426
Royalty and other revenues	11,018	9,989
Total revenues	648,833	596,415
OPERATING EXPENSES:
Cost of sales	125,180	135,472
Research and development	204,987	171,846
Selling, general and administrative	225,906	211,023
Intangible asset amortization	14,298	15,670
Gain on sale of nonfinancial assets	(10,000)	—
Total operating expenses	560,371	534,011
INCOME FROM OPERATIONS	88,462	62,404

Interest income	19,365	11,943
Interest expense	(3,547)	(3,703)
Other income (expense), net	1,267	(13,887)
INCOME BEFORE INCOME TAXES	105,547	56,757
Provision for income taxes	16,885	5,905
NET INCOME	$88,662	$50,852
EARNINGS PER SHARE, BASIC	$0.47	$0.27
EARNINGS PER SHARE, DILUTED	$0.46	$0.27
Weighted average common shares outstanding, basic	188,866	186,667
Weighted average common shares outstanding, diluted	199,262	194,363

COMPREHENSIVE INCOME	$116,404	$43,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2024 and December 31, 2023
(In thousands, except share amounts)

	March 31, 2024	December 31, 2023 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$746,996	$755,127
Short-term investments	299,584	318,683
Accounts receivable, net	637,163	633,704
Inventory	1,137,982	1,107,183
Other current assets	163,287	141,391
Total current assets	2,985,012	2,956,088
Noncurrent assets:
Long-term investments	620,551	611,135
Property, plant and equipment, net	1,060,425	1,066,133
Intangible assets, net	279,653	294,701
Goodwill	196,199	196,199
Deferred tax assets	1,546,043	1,545,809
Other assets	184,790	171,538
Total assets	$6,872,673	$6,841,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$593,543	$683,147
Short-term convertible debt, net	494,357	493,877
Total current liabilities	1,087,900	1,177,024
Noncurrent liabilities:
Long-term convertible debt, net	593,605	593,095
Other long-term liabilities	117,352	119,935
Total liabilities	1,798,857	1,890,054
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 189,776,577 and 188,598,154 shares issued and outstanding, respectively	190	189
Additional paid-in capital	5,619,264	5,611,562
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,700)	(9,860)
Accumulated other comprehensive loss	(1,046)	(28,788)
Accumulated deficit	(532,892)	(621,554)
Total stockholders’ equity	5,073,816	4,951,549
Total liabilities and stockholders’ equity	$6,872,673	$6,841,603

(1)December 31, 2023 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Shares of common stock, beginning balances (1)	188,598	186,251
Issuances under equity incentive plans	1,179	1,350
Shares of common stock, ending balances	189,777	187,601

Total stockholders' equity, beginning balances (1)	$4,951,549	$4,603,156
Common stock:
Beginning balances (1)	189	186
Issuances under equity incentive plans, net of tax	1	2
Ending balances	190	188
Additional paid-in capital:
Beginning balances (1)	5,611,562	5,404,895
Issuances under equity incentive plans, net of tax	(55,669)	(42,440)
Stock-based compensation	61,531	54,328
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	1,840	1,090
Ending balances	5,619,264	5,417,873
Company common stock held by the NQDC:
Beginning balances (1)	(9,860)	(8,859)
Common stock held by the NQDC	(1,840)	(1,090)
Ending balances	(11,700)	(9,949)
Accumulated other comprehensive loss:
Beginning balances (1)	(28,788)	(3,867)
Other comprehensive income (loss)	27,742	(6,855)
Ending balances	(1,046)	(10,722)
Accumulated Deficit:
Beginning balances (1)	(621,554)	(789,199)
Net income	88,662	50,852
Ending balances	(532,892)	(738,347)
Total stockholders' equity, ending balances	$5,073,816	$4,659,043

(1)The beginning balances for the three-month periods were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2024 and 2023
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,662	$50,852
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,350	26,421
Non-cash interest expense	990	1,029
Accretion of discount on investments	(2,502)	(1,970)
Stock-based compensation	58,249	53,695
Gain on sale of nonfinancial assets	(10,000)	—
Impairment of assets	—	12,650
Deferred income taxes	285	(6,360)
Unrealized foreign exchange loss (gain)	(10,804)	6,615
Other	127	(222)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,386)	(138,796)
Inventory	(16,820)	(14,098)
Other current assets	(17,353)	(36,001)
Other assets	(12,130)	(323)
Accounts payable and other short-term liabilities	(59,006)	(31,686)
Other long-term liabilities	3,309	4,262
Net cash provided by (used in) operating activities	46,971	(73,932)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,104)	(24,456)
Maturities and sales of investments	131,533	215,118
Purchases of investments	(121,665)	(220,364)
Proceeds from sale of nonfinancial assets	10,000	—
Purchase of intangible assets	(8,000)	(310)
Net cash used in investing activities	(14,236)	(30,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	7,197	21,169
Taxes paid related to net share settlement of equity awards	(49,948)	(51,422)
Payments of contingent consideration	—	(9,475)
Principal repayments of financing leases	(42)	(1,014)
Net cash used in financing activities	(42,793)	(40,742)
Effect of exchange rate changes on cash	1,927	229
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,131)	(144,457)
Cash and cash equivalents:
Beginning of period	$755,127	$724,531
End of period	$746,996	$580,074
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,420	$1,437
Cash paid for income taxes	$2,301	$4,364
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$8,167	$(8,430)
Decrease in accounts payable and accrued liabilities related to intangible assets	$(8,512)	$(1,478)

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
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other period.
Change in Presentation
Effective during the three months ended March 31, 2024, the Company changed its presentation for foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within its Condensed Consolidated Statements of Comprehensive Income. Effective with this change in presentation, foreign currency transaction gains and losses resulting from remeasurement are presented in Other Income (Expense), Net and idle plant costs are presented in Cost of Sales. Prior to this change in presentation, both foreign currency transaction gains and losses resulting from remeasurement and idle plant costs were presented in Selling, General and Administrative (SG&A) expense. The Company believes that this change in presentation is preferable because the revised presentation is more consistent with how management measures the Company’s operating performance.
Prior period amounts were revised to conform to current period presentation. The impact of the change in presentation resulted in an increase of $8.9 million to Cost of Sales, a decrease of $12.0 million to SG&A, a decrease of $3.1 million to Total Operating Expenses, and an increase of $3.1 million to Other Income (Expense), Net for the three months ended March 31, 2023. The change in presentation had no impact to Net Income, Total Stockholders’ Equity or earnings per share for the three months ended March 31, 2023.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting Topic 280, Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The effective date for the update is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect of adopting the update on its related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740, Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the update is for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of the update on its related disclosures.
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of March 31, 2024 and December 31, 2023.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$402,091	$—	$—	$402,091	$402,091	$—	$—

Level 2:
Money market instruments	313,928	—	—	313,928	313,928	—	—
Corporate debt securities	609,615	1,533	(1,552)	609,596	—	177,583	432,013
U.S. government agency securities	218,811	107	(1,165)	217,753	14,982	115,568	87,203
Commercial paper	22,005	—	—	22,005	15,995	6,010	—
Asset-backed securities	101,806	147	(195)	101,758	—	423	101,335
Subtotal	1,266,165	1,787	(2,912)	1,265,040	344,905	299,584	620,551
Total	$1,668,256	$1,787	$(2,912)	$1,667,131	$746,996	$299,584	$620,551

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
As of March 31, 2024, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s strategic investments was $11.3 million in each period. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the first quarter of 2023, based on new developments, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The loss on the equity investment due to impairment was recorded to Other Income (Expense), Net on the Company’s Condensed Consolidated Statements of Comprehensive Income. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s non-marketable securities policy.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$148,140	$155,704
Work-in-process	599,462	571,107
Finished goods	390,380	380,372
Total inventory	$1,137,982	$1,107,183
Property, Plant and Equipment, Net consisted of the following:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	March 31, 2024	December 31, 2023
Property, plant and equipment, gross	$1,948,434	$1,933,222
Accumulated depreciation	(888,009)	(867,089)
Total property, plant and equipment, net	$1,060,425	$1,066,133
Depreciation expense, net of amounts capitalized into inventory, for the three months ended March 31, 2024 and 2023 was $12.6 million and $10.3 million, respectively.
Intangible Assets, Net consisted of the following:

	March 31, 2024	December 31, 2023
Finite-lived intangible assets	$709,730	$710,011
Accumulated amortization	(430,077)	(415,310)
Net carrying value	$279,653	$294,701
In the first quarter of 2024, the Company received $10.0 million due to the achievement of a regulatory approval milestone by a third party related to previously sold intangible assets, which the Company recorded as a Gain on Sale of Nonfinancial Assets in the Condensed Consolidated Statements of Comprehensive Income.
Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable and accrued operating expenses	$292,238	$315,509
Accrued compensation expense	148,479	201,067
Accrued rebates payable	101,599	96,179
Foreign currency exchange forward contracts	13,676	33,853
Accrued royalties payable	10,188	14,299
Lease liability	8,574	8,779
Accrued income taxes	6,071	2,651
Deferred revenue	5,151	4,620
Other	7,567	6,190
Total accounts payable and accrued liabilities	$593,543	$683,147
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of March 31, 2024 and December 31, 2023. Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of March 31, 2024

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
or December 31, 2023. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of March 31, 2024 or December 31, 2023.

Fair Value Measurements as of March 31, 2024
Significant Other Observable Inputs (Level 2)
Assets:
Other current assets:
NQDC Plan assets	$2,487
Other assets:
NQDC Plan assets	31,993
Restricted investments (1)	2,405
Total other assets	34,398
Total assets	$36,885
Liabilities:
Current liabilities:
NQDC Plan liability	$2,487
Other long-term liabilities:
NQDC Plan liability	31,993
Total liabilities	$34,480

Fair Value Measurements as of December 31, 2023
Significant Other Observable Inputs (Level 2)
Assets:
Other current assets:
NQDC Plan assets	$2,026
Other assets:
NQDC Plan assets	28,119
Restricted investments (1)	2,393
Total other assets	30,512
Total assets	$32,538
Liabilities:
Current liabilities:
NQDC Plan liability	$2,026
Other long-term liabilities:
NQDC Plan liability	28,119
Total liabilities	$30,145
(1)    The restricted investments as of March 31, 2024 and December 31, 2023 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2024.
(5) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the impact of changes in the value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to 21 months. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Sell	$1,019,379	$1,249,662
Purchase	$157,832	$198,408

Derivatives not designated as hedging instruments:
Sell	$318,213	$350,269
Purchase	$10,955	$90,102
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$11,937	$6,663
Other assets	2,489	1,855
Subtotal	$14,426	$8,518

Liability Derivatives
Accounts payable and accrued liabilities	$11,883	$30,005
Other long-term liabilities	2,512	8,171
Subtotal	$14,395	$38,176

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$930	$547

Liability Derivatives
Accounts payable and accrued liabilities	$1,793	$3,848

Total Derivatives Assets	$15,356	$9,065
Total Derivatives Liabilities	$16,188	$42,024
For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended March 31,
	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(1,119)	$3,470
Operating expenses	$504	$(456)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$7,728	$(4,163)
As of March 31, 2024, the amounts expected to be reclassified from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months, were not material. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.
(6) DEBT
Convertible Notes
As of March 31, 2024, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively, the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2024	December 31, 2023
0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	$495,000	$495,000
Unamortized discount net of deferred offering costs	(643)	(1,123)
2024 Notes, net (1)	494,357	493,877

1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(6,395)	(6,905)
2027 Notes, net	593,605	593,095

Total convertible debt, net	$1,087,962	$1,086,972

Fair value of fixed-rate convertible debt (2):
2024 Notes	$487,055	$488,288
2027 Notes	596,622	619,260
Total fair value of fixed-rate convertible debt	$1,083,677	$1,107,548
(1)    As the 2024 Notes mature in August 2024, the outstanding principal of the 2024 Notes is classified as a current liability as of March 31, 2024.
(2)     The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2024	2023
Coupon interest expense	$2,616	$2,616
Accretion of discount on convertible notes	841	839
Amortization of debt issuance costs	149	148
Total interest expense on convertible debt	$3,606	$3,603
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s convertible debt.
(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	28,860	(2,242)	26,618
Less: gain (loss) reclassified from AOCI	(615)	—	(615)
Tax effect	—	509	509
Net current-period other comprehensive income (loss)	29,475	(1,733)	27,742
AOCI balance as of March 31, 2024	$(183)	$(863)	$(1,046)

	Three Months Ended March 31, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(7,859)	5,247	(2,612)
Less: gain (loss) reclassified from AOCI	3,014	—	3,014
Tax effect	—	(1,229)	(1,229)
Net current-period other comprehensive income (loss)	(10,873)	4,018	(6,855)
AOCI balance as of March 31, 2023	$(2,647)	$(8,075)	$(10,722)
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
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended March 31,
	2024	2023

VIMIZIM	$192,520	$189,192
VOXZOGO	152,889	87,836
NAGLAZYME	105,629	123,021
PALYNZIQ	75,709	62,352
BRINEURA	39,047	39,144
KUVAN	35,910	50,478
ALDURAZYME	35,262	34,403
ROCTAVIAN	849	—
Total net product revenues	637,815	586,426
Royalty and other revenues	11,018	9,989
Total revenues	$648,833	$596,415
The Company considers there to be revenue concentration risks for regions where Net Product Revenues exceed 10% of consolidated Net Product Revenues. The concentration of the Company’s Net Product Revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The table below disaggregates total Net Product Revenues by geographic region, which is based on patient location for the Company's commercial products sold directly by the Company, except for ALDURAZYME, which is marketed and sold exclusively by Sanofi worldwide.

	Three Months Ended March 31,
	2024	2023
United States	$192,999	$166,761
Europe	195,748	160,692
Latin America	78,594	67,748
Middle East	57,075	91,642
Rest of world	78,137	65,180
Total net product revenues marketed by the Company	602,553	552,023
ALDURAZYME net product revenues marketed by Sanofi	35,262	34,403
Total net product revenues	$637,815	$586,426
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2024	2023
Customer A	14%	14%
Customer B	11%	10%
Total	25%	24%

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
On a consolidated basis, two customers accounted for 15% and 11% of the Company’s March 31, 2024 accounts receivable balance, respectively, compared to December 31, 2023, when two customers accounted for 15% and 12% of the accounts receivable balance, respectively. As of March 31, 2024, and December 31, 2023, the accounts receivable balance for Sanofi included $63.1 million and $63.4 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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

	Three Months Ended March 31,
	2024	2023
Cost of sales	$3,244	$4,331
Research and development	20,677	19,828
Selling, general and administrative	34,328	29,536
Total stock-based compensation expense	$58,249	$53,695
(10) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income, basic	$88,662	$50,852
Add: Interest expense, net of tax, on the Company's convertible debt	2,769	937
Net Income, diluted	$91,431	$51,789
Denominator:
Weighted-average common shares outstanding, basic	188,866	186,667
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	2,061	3,726
Common stock issuable under the Company’s convertible debt(1)	8,335	3,970
Weighted-average common shares outstanding, diluted	199,262	194,363
Earnings per common share, basic	$0.47	$0.27
Earnings per common share, diluted	$0.46	$0.27
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Common stock issuable under the Company's equity incentive plans	10,947	8,610
Common stock issuable under the Company’s convertible debt (1)	—	4,365
Total number of potentially issuable shares	10,947	12,975
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of the Company’s convertible debt, see Note 6 - Debt.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company recently received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
Contingent Payments
As of March 31, 2024, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $738.6 million, of this amount the Company may pay up to $16.4 million in the next year if certain contingencies are met. $576.5 million of the total balance related to early-stage development programs licensed from two third parties.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of March 31, 2024, such commitments were estimated at $386.7 million, of which $340.6 million is expected to be paid during the remainder of 2024 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which the Company is committed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and are presented in U.S. Dollars (USD).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of March 31, 2024, is provided below:

Commercial Products	Indication
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
VOXZOGO (vosoritide)	Achondroplasia
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ALDURAZYME (laronidase)	MPS I
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2024	2023
Total revenues	$648.8	$596.4
Cost of sales	$125.2	$135.5
Research and development (R&D)	$205.0	$171.8
Selling, general and administrative (SG&A)	$225.9	$211.0
Provision for income taxes	$16.9	$5.9
Net income	$88.7	$50.9
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
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2024. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
In the first quarter of 2024, we focused on value creation through working to accelerate growth, optimize efficiencies and drive operational excellence, and in April 2024, we announced our progress in executing on key strategic priorities first outlined in January 2024. During the quarter, we completed a strategic portfolio assessment of R&D programs to determine which have the most transformative potential for patients and value creation for shareholders. With the combined focus on patient impact and commercial opportunity, certain programs will be accelerated that met the highest bar for advancement. In addition, as a result of the assessment, certain programs will be discontinued. None of the programs were discontinued due to safety signals. See the risk factor, “Our success depends on our ability to manage our growth.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Change in Presentation
In the first quarter of 2024, we changed our presentation of foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within our Condensed Consolidated Statements of Comprehensive Income. See Note 1 to our accompanying Condensed Consolidated Financial Statements for additional details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2024	2023	Change
VIMIZIM	$192.6	$189.2	$3.4
VOXZOGO	152.9	87.8	65.1
NAGLAZYME	105.6	123.0	(17.4)
PALYNZIQ	75.7	62.4	13.3
BRINEURA	39.0	39.1	(0.1)
KUVAN	35.9	50.5	(14.6)
ALDURAZYME	35.3	34.4	0.9
ROCTAVIAN	0.8	—	0.8
Total net product revenues	$637.8	$586.4	$51.4
Net Product Revenues include revenues generated from our commercial products. In the U.S., our commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy program, and ALDURAZYME is marketed worldwide by Sanofi. Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end users.
The increase in Net Product Revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume, primarily in the U.S.; partially offset by
•NAGLAZYME: lower sales volume due to timing of orders in countries that place large government orders, particularly in the Middle East; and
•KUVAN: lower product revenues attributed to increasing generic competition as a result of the loss of market exclusivity.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which has created in the past and may continue to create significant period to period variation in our revenues.
Strong demand for VOXZOGO in certain markets has outpaced our projections in recent quarters, and we expect to face challenges meeting our current estimates of VOXZOGO demand through the first half of 2024. These challenges will result in modest reduction of our revenue growth for VOXZOGO during the supply-constrained period. The projected temporary supply constraint could result in postponement of planned entry into additional markets or delayed clinical development activities until VOXZOGO inventory levels increase. When the expected increases in supply become available during 2024, while overall inventory and ability to supply the market will increase, if actual demand continues to exceed our estimates, the supply constraint could be prolonged. We are working to increase fill-finish capacity to meet this increased demand while also implementing actions to manage growth and minimize patient impact. For example, in 2023 we secured increased supply commitments beginning in mid-2024. We do not expect a material impact on our revenues if we successfully execute our manufacturing plans. See "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
See also the risk factor “The sale of generic versions of KUVAN by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in KUVAN revenues faster than expected” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure, primarily the Euro. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2024	2023	Change
Sales denominated in USD	$307.9	$297.6	$10.3
Sales denominated in foreign currencies	329.9	288.8	41.1
Total net product revenues	$637.8	$586.4	$51.4

	Three Months Ended March 31,
	2024	2023	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(22.7)	$(28.3)	$5.6
The unfavorable impact for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by weakening of Argentine Peso, partially offset by strengthening of the Euro.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees, milestones achieved by licensees or sublicensees.

	Three Months Ended March 31,
	2024	2023	Change
Royalty and other revenues	$11.0	$10.0	$1.0
The change in Royalty and Other Revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was relatively flat. We expect to continue to earn royalties from third parties in the future.
Cost of Sales and Gross Margin
Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, amortization of technology transfer intangible assets and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products, idle plant costs and charges for inventory valuation reserves.
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended March 31,
	2024	2023	Change
Total revenues	$648.8	$596.4	$52.4
Cost of sales	$125.2	$135.5	$(10.3)
Gross margin	80.7%	77.3%	3.4%
Cost of Sales and gross margin both benefited in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily from lower per-unit manufacturing costs and lower third-party royalties. Partially offsetting the benefits to Cost of Sales was the impact of higher sales volumes in the current quarter as compared to the first quarter of 2023. Gross margin also benefited in the current quarter from higher sales volumes for products with higher margin.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We expect gross margin to increase modestly compared to 2023 as the product mix is expected to shift to reflect an increase of sales volumes for higher margin commercial products.
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
R&D consisted of the following:

	Three Months Ended March 31,
	2024	2023	Change
Research and early pipeline	$120.4	$86.2	$34.2
Later-stage clinical programs	—	30.7	(30.7)
Marketed Products	84.6	54.9	29.7
Total R&D	$205.0	$171.8	$33.2
The increase in R&D expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher spend in research and early pipeline attributable to increased pre-clinical activities, including studies for planned clinical trial application submissions. Lower spend in later-stage clinical programs was mostly offset by higher spend for our marketed products as spend related to ROCTAVIAN moved from late-stage to marketed products following Food and Drug Administration approval in mid-2023.
We expect R&D expense to increase in future periods compared to 2023, primarily due to increased spending on research and early development programs.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
SG&A consisted of the following:

	Three Months Ended March 31,
	2024	2023	Change
S&M	$119.4	$117.7	$1.7
G&A	106.5	93.3	13.2
Total SG&A	$225.9	$211.0	$14.9

S&M consisted of the following:

	Three Months Ended March 31,
	2024	2023	Change
Enzyme Products	$55.2	$59.0	$(3.8)
VOXZOGO	30.7	24.7	6.0
ROCTAVIAN	23.9	23.5	0.4
Other	9.6	10.5	(0.9)
Total S&M	$119.4	$117.7	$1.7
The increase in S&M expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily a result of the continued support of the global VOXZOGO market expansion, partially offset by lower costs related to our enzyme products.
The increase in G&A expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher employee-related costs and incremental administrative costs in the quarter, including external legal and consulting fees.
We expect SG&A expense to increase in future periods as a result of corporate matters and ongoing initiatives and the continued market expansion of our commercial products

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Amortization of intangible assets	$14.3	$15.7	$(1.4)

Gain on sale of nonfinancial assets	$10.0	$—	$10.0
Amortization of intangible assets – the expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was relatively flat.
Gain on Sale of Nonfinancial Assets – in the first quarter of 2024, we recognized a gain of $10.0 million due to a third party’s achievement of a regulatory approval milestone related to previously sold intangible assets.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended March 31,
	2024	2023	Change
Interest income	$19.4	$11.9	$7.5
The increase in Interest Income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher yields on our cash equivalents and investment portfolio. We expect Interest Income to increase moderately over the next 12 months as compared to 2023 due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended March 31,
	2024	2023	Change
Interest expense	$3.5	$3.7	$(0.2)
Interest Expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was relatively flat. We expect Interest Expense to decrease over the next 12 months due to the settlement of our convertible debt that matures in August 2024. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended March 31,
	2024	2023	Change
Other income (expense), net	$1.3	$(13.9)	$15.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The increase in Other Income (Expense), Net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $12.6 million impairment loss on an equity investment in the first quarter of 2023. There were no impairment charges in the first quarter of 2024.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended March 31,
	2024	2023	Change
Provision for income taxes	$16.9	$5.9	$11.0
The increase in Provision for Income Taxes for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher pre-tax income and a lower tax benefit related to stock option exercises in the first quarter of 2024 compared to the first quarter of 2023. There was no material impact of the adoption of Pillar Two of the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting Project on our financial statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$747.0	$755.1	$(8.1)
Short-term investments	299.6	318.7	(19.1)
Long-term investments	620.5	611.1	9.4
Cash, cash equivalents and investments	$1,667.1	$1,684.9	$(17.8)
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$47.0	$(73.9)	$120.9
Net cash used in investing activities	$(14.2)	$(30.0)	$15.8
Net cash used in financing activities	$(42.8)	$(40.7)	$(2.1)
The increase in net cash provided by operating activities in the three months ended March 31, 2024 compared to March 31, 2023 was primarily attributed to the timing of cash receipts from our customers, partially offset by the timing of payments to vendors.
The decrease in net cash used in investing activities in the three months ended March 31, 2024 compared to March 31, 2023 was primarily attributable to lower purchases of available-for-sale debt securities net of maturities, $10.0 million in proceeds from the sale of previously sold intangible assets, partially offset by an increase in purchases of intangible assets.
The change in net cash used in financing activities in the three months ended March 31, 2024 compared to March 31, 2023 was relatively flat but was comprised of lower proceeds from stock option exercises, partially offset by the absence of milestone payments to third parties.
Financing
Our $1.1 billion (undiscounted) of total convertible debt as of March 31, 2024 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of March 31, 2024, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We have reclassified the outstanding principal of the 2024 Notes as a current liability as there are less than twelve months remaining until maturity. If our common stock price remains below the conversion price of approximately $124.67 per share, we expect to settle the 2024 Notes in cash. If our common stock price meets or exceeds the conversion price, we intend to repurchase the equivalent shares to neutralize any dilutive impact of share settlement.
For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2023.
Material Cash Requirements
Purchase Obligations
As of March 31, 2024, we had obligations of approximately $386.7 million, of which $340.6 million is expected to be paid during the remainder of 2024. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
Our lease, contingent obligations and unrecognized tax benefits as of March 31, 2024 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2024, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2024 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2024.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results. We are currently preparing to implement a new global enterprise resource planning (ERP) system, which will replace existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We are currently implementing in phases through 2025, with post-implementation activities following thereafter. As the implementation and post-implementation activities take place, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On October 22, 2021, a purported securities class action lawsuit was filed against us, our prior Chief Executive Officer, our current and prior Chief Financial Officers, and our President of Worldwide Research & Development in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The complaint alleges that we made materially false or misleading statements regarding BMN 307 by purportedly failing to disclose information about BMN 307’s safety profile, and by purportedly overstating BMN 307’s clinical and commercial prospects. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. The Court appointed lead plaintiffs and lead counsel on January 10, 2022. Lead plaintiffs filed an amended complaint on March 25, 2022. We filed a motion to dismiss the amended complaint on May 25, 2022. On January 19, 2023, the Court granted our motion to dismiss the complaint without prejudice. On February 21, 2023, the court dismissed the complaint with prejudice at plaintiffs’ request. Plaintiffs appealed the court’s January 19, 2023 order to the United State Court of Appeals for the Ninth Circuit and filed their opening brief on June 23, 2023. We filed our answering brief on August 23, 2023. Plaintiffs filed their reply brief on October 13, 2023. On February 15, 2024, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal.
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative actions filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying the securities class action related to ROCTAVIAN. The complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys’ fees and costs, and any other relief the court may deem just and proper. The parties in the derivative lawsuits have entered into a stipulation of settlement, that, subject to final approval by the Court of Chancery, will resolve the derivative lawsuits.
On April 4, 2024, a purported stockholder class action was filed against us and our Board of Directors in the Delaware Court of Chancery. The complaint also named as defendants Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., which are parties to the Cooperation Agreement with the Company. The complaint asserted a claim for declaratory judgment, seeking an order that certain provisions of the Cooperation Agreement are invalid, and, on April 4, 2024, the plaintiff moved for expedited proceedings as to the claim for declaratory judgment. In addition, the complaint asserted a claim for breach of fiduciary duty against certain directors in connection with approval of the Cooperation Agreement, as well as a claim against the Elliott parties for aiding and abetting the directors’ alleged breaches of fiduciary duty. On April 11, 2024, the Elliott parties executed a waiver of the challenged provisions in the Cooperation Agreement. In light of that waiver, on April 16, 2024, the plaintiff filed a stipulation and proposed order to dismiss the action as moot, with the court to retain jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and expenses. Also on April 16, 2024, the Court granted the order, dismissing all claims with prejudice, as to the named plaintiff only.

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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.

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

We have been, and may in the future be, subject to activities initiated by activist investors. In December 2023, we entered into a Cooperation Agreement with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (collectively, Elliott). We may not be successful in engaging constructively with one or more investors in the future despite our efforts to maintain constructive and ongoing communications with all investors, including Elliott. Resulting actions taken by activist investors from time to time have and could in the future conflict with our strategic direction, divert the attention of our Board of Directors, management, and employees, be costly and time-consuming, and disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationships with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of activist investor actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.
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
As of March 31, 2024, we had cash, cash equivalents and investments totaling $1.7 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of March 31, 2024, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. Our indebtedness may:
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
Competitors or other third parties may interfere with our patent process in a variety of ways. Competitors or other third parties may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors or other third parties may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors or other third parties may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, any such party could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, follow-on manufacturers, including generic and biosimilar manufacturers, may use litigation and regulatory means to obtain approval for generic, biosimilar, or other follow-on versions of our products notwithstanding our filed patents or patent applications.
If we are unable to protect our intellectual property, third parties could develop competing products, which could adversely affect our revenues and financial results generally.
*Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

Similar to us, competitors and other third parties continually seek intellectual property protection for their technology. Several of our products, such as ROCTAVIAN, and development programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:
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
•Redesigning our product so it does not infringe the intellectual property rights of others may not be possible or could require substantial funds and time.
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
Our stock price has been and may in the future be volatile. Our valuation and stock price may have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock has fluctuated, and in the future could fluctuate, due to factors including:
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
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. In November 2023, we announced the retirement of Jean-Jacques Bienaimé, our then-current President and Chief Executive Officer, and the appointment of Alexander Hardy as President and Chief Executive Officer, each effective December 1, 2023. If Mr. Hardy’s succession as President and Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement our strategic plans, it could disrupt our business and affect our financial condition and operating results. Additionally, in March 2024, we announced that Cristin Hubbard will succeed Jeffrey Ajer, our Executive Vice President and Chief Commercial Officer, effective May 20, 2024. The recent changes in our management team could cause retention and morale concerns among current employees, as well as operational risks.
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
In addition, there is no guarantee that our research and development prioritization activities, including the acceleration or discontinuation of certain programs, will generate their expected benefits and the costs associated with such activities may be greater than anticipated. Such activities may also adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. If we are unable to realize the expected benefits of such activities, then our operating results and financial condition may be materially and adversely affected.
New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Among other changes, the Tax Cuts and Jobs Act amended the Code to require that, for tax years beginning after December 31, 2021, certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed or otherwise modified, it may increase our cash tax. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
We are currently preparing to implement a new global ERP system, which will replace existing operating and financial systems. The preparation and implementation of a new ERP system has required, and will continue to require, significant investment of capital and human resources. Our results of operations could be adversely affected if we experience delays or cost overruns during the implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. Potential failure or flaws in the new ERP system may pose risks to our ability to operate successfully and efficiently and failure to implement the appropriate internal controls with respect to the new ERP system may result in the system producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new ERP system or related internal controls, or in the performance of legacy information technology systems, could result in potentially much higher costs than we had incurred and adversely affect our ability to effectively fulfill contractual obligations, file related government reports in a timely manner, operate and manage our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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

As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend on to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
V. Bryan Lawlis	Director	Adoption	February 28, 2024	X		up to 6,600	August 30, 2024
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

10.1*
Waiver Letter, dated as of April 11, 2024, by Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., to the Cooperation Agreement, dated as of December 20, 2023, by and among the Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P.

18.1*	Preferability Letter from KPMG, dated as of April 26, 2024, related to Change in Accounting Presentation.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 26, 2024	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)