Form 10-Q
period 2024-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2024-08-05
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,382,822 shares of common stock, par value $0.001, outstanding as of July 31, 2024.

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
Risks Related to International Operations
•We conduct a significant amount of our operations and generate a significant percentage of our sales outside of the U.S., which subjects us to additional business risks that could adversely affect our revenues and results of operations.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Net product revenues	$702,129	$584,698	$1,339,944	$1,171,124
Royalty and other revenues	9,900	10,577	20,918	20,566
Total revenues	712,029	595,275	1,360,862	1,191,690
OPERATING EXPENSES:
Cost of sales	130,459	130,619	255,639	266,091
Research and development	183,787	177,363	388,774	349,209
Selling, general and administrative	263,032	206,103	488,938	417,126
Intangible asset amortization	14,299	15,624	28,597	31,294
Gain on sale of nonfinancial assets	—	—	(10,000)	—
Total operating expenses	591,577	529,709	1,151,948	1,063,720
INCOME FROM OPERATIONS	120,452	65,566	208,914	127,970

Interest income	19,785	12,612	39,150	24,555
Interest expense	(3,574)	(3,755)	(7,121)	(7,458)
Other expense, net	(4,527)	(3,613)	(3,260)	(17,500)
INCOME BEFORE INCOME TAXES	132,136	70,810	237,683	127,567
Provision for income taxes	24,962	14,770	41,847	20,675
NET INCOME	$107,174	$56,040	$195,836	$106,892
EARNINGS PER SHARE, BASIC	$0.56	$0.30	$1.03	$0.57
EARNINGS PER SHARE, DILUTED	$0.55	$0.29	$1.01	$0.56
Weighted average common shares outstanding, basic	190,114	187,948	189,490	187,311
Weighted average common shares outstanding, diluted	200,505	194,998	200,137	194,756

COMPREHENSIVE INCOME	$135,019	$48,145	$251,423	$92,142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2024 and December 31, 2023
(In thousands, except share amounts)

	June 30, 2024	December 31, 2023 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$972,150	$755,127
Short-term investments	252,201	318,683
Accounts receivable, net	691,232	633,704
Inventory	1,183,621	1,107,183
Other current assets	160,426	141,391
Total current assets	3,259,630	2,956,088
Noncurrent assets:
Long-term investments	557,083	611,135
Property, plant and equipment, net	1,052,898	1,066,133
Intangible assets, net	265,533	294,701
Goodwill	196,199	196,199
Deferred tax assets	1,545,006	1,545,809
Other assets	190,772	171,538
Total assets	$7,067,121	$6,841,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$572,500	$683,147
Short-term convertible debt, net	494,837	493,877
Total current liabilities	1,067,337	1,177,024
Noncurrent liabilities:
Long-term convertible debt, net	594,116	593,095
Other long-term liabilities	119,369	119,935
Total liabilities	1,780,822	1,890,054
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 190,355,517 and 188,598,154 shares issued and outstanding, respectively	190	189
Additional paid-in capital	5,696,701	5,611,562
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,673)	(9,860)
Accumulated other comprehensive income (loss)	26,799	(28,788)
Accumulated deficit	(425,718)	(621,554)
Total stockholders’ equity	5,286,299	4,951,549
Total liabilities and stockholders’ equity	$7,067,121	$6,841,603

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2024 and 2023
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Shares of common stock, beginning balances (1)	189,777	187,601	188,598	186,251
Issuances under equity incentive plans	579	551	1,758	1,901
Shares of common stock, ending balances	190,356	188,152	190,356	188,152

Total stockholders' equity, beginning balances (1)	$5,073,816	$4,659,043	$4,951,549	$4,603,156
Common stock:
Beginning balances (1)	190	188	189	186
Issuances under equity incentive plans, net of tax	—	—	1	2
Ending balances	190	188	190	188
Additional paid-in capital:
Beginning balances (1)	5,619,264	5,417,873	5,611,562	5,404,895
Issuances under equity incentive plans, net of tax	25,326	24,489	(30,343)	(17,951)
Stock-based compensation	52,138	51,150	113,669	105,478
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(27)	444	1,813	1,534
Ending balances	5,696,701	5,493,956	5,696,701	5,493,956
Company common stock held by the NQDC:
Beginning balances (1)	(11,700)	(9,949)	(9,860)	(8,859)
Common stock held by the NQDC	27	(444)	(1,813)	(1,534)
Ending balances	(11,673)	(10,393)	(11,673)	(10,393)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(1,046)	(10,722)	(28,788)	(3,867)
Other comprehensive income (loss)	27,845	(7,895)	55,587	(14,750)
Ending balances	26,799	(18,617)	26,799	(18,617)
Accumulated Deficit:
Beginning balances (1)	(532,892)	(738,347)	(621,554)	(789,199)
Net income	107,174	56,040	195,836	106,892
Ending balances	(425,718)	(682,307)	(425,718)	(682,307)
Total stockholders' equity, ending balances	$5,286,299	$4,782,827	$5,286,299	$4,782,827

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2024 and 2023
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,836	$106,892
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	53,813	51,840
Non-cash interest expense	1,981	2,058
Accretion of discount on investments	(4,678)	(4,533)
Stock-based compensation	106,163	103,857
Gain on sale of nonfinancial assets	(10,000)	—
Impairment of assets and other non-cash adjustments	14,204	12,650
Deferred income taxes	1,537	(5,108)
Unrealized foreign exchange loss (gain)	(19,958)	7,455
Other	(858)	361
Changes in operating assets and liabilities:
Accounts receivable, net	(56,081)	(145,831)
Inventory	(47,409)	(56,476)
Other current assets	1,615	(53,430)
Other assets	(22,880)	(5,616)
Accounts payable and other short-term liabilities	(54,261)	(25,093)
Other long-term liabilities	6,709	7,104
Net cash provided by (used in) operating activities	165,733	(3,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,431)	(46,039)
Maturities and sales of investments	317,649	491,063
Purchases of investments	(195,462)	(444,049)
Proceeds from sale of nonfinancial assets	10,000	—
Purchase of intangible assets	(8,512)	(1,457)
Net cash provided by (used in) investing activities	76,244	(482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	36,618	50,193
Taxes paid related to net share settlement of equity awards	(66,739)	(67,862)
Payments of contingent consideration	—	(9,475)
Principal repayments of financing leases	(60)	(1,635)
Net cash used in financing activities	(30,181)	(28,779)
Effect of exchange rate changes on cash	5,227	2,981
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,023	(30,150)
Cash and cash equivalents:
Beginning of period	$755,127	$724,531
End of period	$972,150	$694,381
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,126	$5,175
Cash paid for income taxes	$22,884	$28,183
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and accrued liabilities related to fixed assets	$11,941	$8,669
Decrease in accounts payable and accrued liabilities related to intangible assets	$8,290	$2,344

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
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other period.
Change in Presentation
Effective January 1, 2024, the Company changed its presentation for foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within its Condensed Consolidated Statements of Comprehensive Income. Effective with this change in presentation, foreign currency transaction gains and losses resulting from remeasurement are presented in Other Expense, Net and idle plant costs are presented in Cost of Sales. Prior to this change in presentation, both foreign currency transaction gains and losses resulting from remeasurement and idle plant costs were presented in Selling, General and Administrative (SG&A) expense. The Company believes that this change in presentation is preferable because the revised presentation is more consistent with how management measures the Company’s operating performance.
Prior period amounts were revised to conform to current period presentation. The following table reflects the impacts of the change in presentation for the prior periods presented. The change in presentation had no impact to Net Income, Total Stockholders’ Equity or earnings per share for the three and six months ended June 30, 2023.

	Three Months ended June 30, 2023	Six Months ended June 30, 2023
Cost of sales	$2,537	$11,460
SG&A	$(9,233)	$(21,213)
Total operating expenses	$(6,696)	$(9,753)
Other expense, net	$6,696	$9,753
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q to determine if there were any subsequent events that occurred subsequent to the balance sheet date and prior to filing this Quarterly Report on Form 10-Q, that would require recognition or disclosure in the Condensed Consolidated Financial Statements. Further to this evaluation, the Company has included a subsequent event noted relating to the maturity and settlement of the Company’s convertible notes due in August 2024 that is discussed in Note 6 - Debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
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
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of June 30, 2024 and December 31, 2023.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$285,666	$—	$—	$285,666	$285,666	$—	$—

Level 2:
Money market instruments	676,505	—	—	676,505	676,505	—	—
Corporate debt securities	537,626	670	(1,460)	536,836	—	162,959	373,877
U.S. government agency securities	184,487	39	(966)	183,560	9,979	88,310	85,271
Asset-backed securities	98,958	105	(196)	98,867		932	97,935
Subtotal	1,497,576	814	(2,622)	1,495,768	686,484	252,201	557,083
Total	$1,783,242	$814	$(2,622)	$1,781,434	$972,150	$252,201	$557,083

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
As of June 30, 2024, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s strategic investments was $6.7 million and $11.3 million, respectively. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the second quarter of 2024, based on new developments, the Company became aware of factors that indicated a $4.5 million decline in the fair value of one of its strategic investments. In the first quarter of 2023, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The losses on the Company’s non-marketable equity investments were recorded to Other Expense, Net on the Company’s Condensed Consolidated Statements of Comprehensive Income for the respective periods. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s non-marketable securities policy.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$154,153	$155,704
Work-in-process	605,770	571,107
Finished goods	423,698	380,372
Total inventory	$1,183,621	$1,107,183

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2024	December 31, 2023
Property, plant and equipment, gross	$1,962,948	$1,933,222
Accumulated depreciation	(910,050)	(867,089)
Total property, plant and equipment, net	$1,052,898	$1,066,133
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2024 was $11.5 million and $24.1 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2023 was $9.4 million and $19.7 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2024	December 31, 2023
Finite-lived intangible assets	$710,533	$710,011
Accumulated amortization	(445,000)	(415,310)
Net carrying value	$265,533	$294,701
In the first quarter of 2024, the Company received $10.0 million due to the achievement of a regulatory approval milestone by a third party related to previously sold intangible assets, which the Company recorded as a Gain on Sale of Nonfinancial Assets in the Condensed Consolidated Statements of Comprehensive Income.
Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable and accrued operating expenses	$257,412	$315,509
Accrued compensation expense	147,737	201,067
Accrued rebates payable	113,432	96,179
Accrued income taxes	18,864	2,651
Lease liability	10,689	8,779
Foreign currency exchange forward contracts	7,684	33,853
Accrued royalties payable	7,667	14,299
Deferred revenue	1,912	4,620
Other	7,103	6,190
Total accounts payable and accrued liabilities	$572,500	$683,147
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of June 30, 2024 or

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2023. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of June 30, 2024 or December 31, 2023.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following:

	June 30, 2024	December 31, 2023
Assets:
Other current assets:
NQDC Plan assets	$2,649	$2,026
Other assets:
NQDC Plan assets	33,112	28,119
Restricted investments (1)	2,419	2,393
Total other assets	35,531	30,512
Total assets	$38,180	$32,538
Liabilities:
Current liabilities:
NQDC Plan liability	$2,649	$2,026
Other long-term liabilities:
NQDC Plan liability	33,112	28,119
Total liabilities	$35,761	$30,145
(1)    The restricted investments as of June 30, 2024 and December 31, 2023 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2024.
(5) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the impact of changes in the value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to 24 months. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Sell	$1,086,980	$1,249,662
Purchase	$192,162	$198,408

Derivatives not designated as hedging instruments:
Sell	$281,438	$350,269
Purchase	$28,824	$90,102

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$27,599	$6,663
Other assets	8,236	1,855
Subtotal	$35,835	$8,518

Liability Derivatives
Accounts payable and accrued liabilities	$6,407	$30,005
Other long-term liabilities	1,257	8,171
Subtotal	$7,664	$38,176

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$2,352	$547

Liability Derivatives
Accounts payable and accrued liabilities	$1,277	$3,848

Total Derivatives Assets	$38,187	$9,065
Total Derivatives Liabilities	$8,941	$42,024
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

	Three Months Ended		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$3,371	$677	$2,252	$4,147
Operating expenses	$(190)	$(26)	$314	$(482)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$13,812	$769	$21,541	$(3,394)
As of June 30, 2024, the Company expects to reclassify unrealized gains of $21.2 million from Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of June 30, 2024, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively, the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2024	December 31, 2023
0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	$495,000	$495,000
Unamortized discount net of deferred offering costs	(163)	(1,123)
2024 Notes, net (1)	494,837	493,877

1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(5,884)	(6,905)
2027 Notes, net	594,116	593,095

Total convertible debt, net	$1,088,953	$1,086,972

Fair value of fixed-rate convertible debt (2):
2024 Notes	$492,447	$488,288
2027 Notes	576,102	619,260
Total fair value of fixed-rate convertible debt	$1,068,549	$1,107,548
(1)    The Company’s convertible notes due in 2024 matured on August 1, 2024, subsequent to quarter-end. Substantially all holders of the 2024 Notes were repaid with cash, totaling approximately $495.0 million. No gain or loss was incurred upon the extinguishment.
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest expense	$2,617	$2,617	$5,233	$5,233
Accretion of discount on convertible notes	843	834	1,684	1,673
Amortization of debt issuance costs	148	149	297	297
Total interest expense on convertible debt	$3,608	$3,600	$7,214	$7,203
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2024	$(183)	$(863)	$(1,046)
Other comprehensive income (loss) before reclassifications	31,551	(684)	30,867
Less: gain (loss) reclassified from AOCI	3,181	—	3,181
Tax effect	—	159	159
Net current-period other comprehensive income (loss)	28,370	(525)	27,845
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799

	Three Months Ended June 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2023	$(2,647)	$(8,075)	$(10,722)
Other comprehensive income (loss) before reclassifications	(6,737)	(661)	(7,398)
Less: gain (loss) reclassified from AOCI	651	—	651
Tax effect	—	154	154
Net current-period other comprehensive income (loss)	(7,388)	(507)	(7,895)
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)

	Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	60,411	(2,926)	57,485
Less: gain (loss) reclassified from AOCI	2,566	—	2,566
Tax effect	—	668	668
Net current-period other comprehensive income (loss)	57,845	(2,258)	55,587
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799

	Six Months Ended June 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(14,596)	4,586	(10,010)
Less: gain (loss) reclassified from AOCI	3,665	—	3,665
Tax effect	—	(1,075)	(1,075)
Net current-period other comprehensive income (loss)	(18,261)	3,511	(14,750)
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)
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
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
VOXZOGO	$183,923	$113,337	$336,812	$201,173
VIMIZIM	178,016	177,392	370,536	366,584
NAGLAZYME	132,049	90,103	237,678	213,124
PALYNZIQ	88,291	74,868	164,000	137,220
BRINEURA	45,309	38,058	84,356	77,202
ALDURAZYME	38,558	40,318	73,820	74,721
KUVAN	28,551	50,622	64,461	101,100
ROCTAVIAN	7,432	—	8,281	—
Total net product revenues	702,129	584,698	1,339,944	1,171,124
Royalty and other revenues	9,900	10,577	20,918	20,566
Total revenues	$712,029	$595,275	$1,360,862	$1,191,690
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$227,449	$191,655	$420,448	$358,439
Europe	220,990	183,434	416,738	344,126
Latin America	84,418	75,444	163,012	143,192
Middle East	49,701	25,630	106,776	117,272
Rest of world	81,013	68,217	159,150	133,374
Total net product revenues marketed by the Company	$663,571	$544,380	$1,266,124	$1,096,403
ALDURAZYME net product revenues marketed by Sanofi	38,558	40,318	73,820	74,721
Total net product revenues	$702,129	$584,698	$1,339,944	$1,171,124
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	14%	15%	14%	15%
Customer B	11%	12%	11%	11%
Customer C	10%	10%	9%	9%
Total	35%	37%	34%	35%

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
On a consolidated basis, three customers accounted for 15%, 12%, and 10% of the Company’s June 30, 2024 accounts receivable balance, respectively, compared to December 31, 2023, when two customers accounted for 15% and 12% of the accounts receivable balance, respectively. As of June 30, 2024, and December 31, 2023, the accounts receivable balance for Sanofi included $67.1 million and $63.4 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$3,774	$4,721	$7,018	$9,052
Research and development	12,935	15,055	33,612	34,883
Selling, general and administrative	31,205	30,386	65,533	59,922
Total stock-based compensation expense	$47,914	$50,162	$106,163	$103,857
(10) RESTRUCTURING
During the first half of 2024, the Company completed a strategic portfolio assessment of its research and development programs to determine which have the most transformative potential for patients and value creation for shareholders. With the combined focus on patient impact and commercial opportunity, certain programs that met the highest bar for advancement have been prioritized. As a result of the assessment, certain programs have been discontinued.
During the second quarter of 2024, in connection with the discontinuation of certain research and development programs, the Company committed to a plan to reduce its global workforce by approximately 170 employees (representing approximately 5% of the Company’s global workforce). Workforce reductions are expected to be substantially completed by end of 2024.
The restructuring plan includes severance and employee-related costs, asset impairments, and other costs. The asset impairment charges were for abandoned assets-in-progress and a Right-of-Use asset (ROU Asset) related to leased office space the Company decided to exit and sub-lease. The Company utilized the discounted cash flow approach to determine the fair value of the ROU Asset. The ROU Asset impairment is the difference between the existing lease terms and rates and the expected sub-lease terms and rates available in the market. The Other category includes restructuring-related costs, which are expensed as incurred, as well as other obligations related to the leased office space that will be satisfied over the remainder of the lease term.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The restructuring charges and adjustments were included in Selling, General, and Administrative in the Condensed Consolidated Statements of Comprehensive Income. Restructuring expenses consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Severance and one-time employee benefits	$23,837	$25,275
Asset Impairments	9,671	9,671
Other	5,519	7,519
	$39,027	$42,465
The following unpaid balance as of June 30, 2024 was recorded to Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheet:

	Severance and related costs	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Charges and Adjustments	25,275	7,519	$32,793
Payments	(4,321)	(2,000)	$(6,321)
Balance as of June 30, 2024	$20,954	$5,519	$26,472
(11) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income, basic	$107,174	$56,040	$195,836	$106,892
Add: Interest expense, net of tax, on the Company's convertible debt	2,769	937	5,538	1,873
Net Income, diluted	$109,943	$56,977	$201,374	$108,765
Denominator:
Weighted-average common shares outstanding, basic	190,114	187,948	189,490	187,311
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	2,056	3,080	2,312	3,475
Common stock issuable under the Company’s convertible debt(1)	8,335	3,970	8,335	3,970
Weighted-average common shares outstanding, diluted	200,505	194,998	200,137	194,756
Earnings per common share, basic	$0.56	$0.30	$1.03	$0.57
Earnings per common share, diluted	$0.55	$0.29	$1.01	$0.56

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock issuable under the Company's equity incentive plans	10,362	8,716	10,106	8,321
Common stock issuable under the Company’s convertible debt (1)	—	4,365	—	4,365
Total number of potentially issuable shares	10,362	13,081	10,106	12,686
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of the Company’s convertible debt, see Note 6 - Debt.
(12) COMMITMENTS AND CONTINGENCIES
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
As previously disclosed, the Company received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
Contingent Payments
As of June 30, 2024, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $495.6 million, of this amount the Company may pay up to $10.9 million over the next 12 months if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning (ERP) system implementation costs for which the Company is committed. As of June 30, 2024, such commitments were estimated at $473.0 million, of which $291.1 million is expected to be paid in 2024 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
Overview
Founded in 1997, we are a global biotechnology company dedicated to transforming lives through genetic discovery. We develop and commercialize targeted therapies that address the root cause of genetic conditions. Our robust research and development capabilities have resulted in multiple innovative commercial therapies for patients with rare genetic disorders. Our distinctive approach to drug discovery has produced a diverse pipeline of commercial, clinical, and pre-clinical candidates that address a significant unmet medical need, have well-understood biology, and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our commercial products, as of June 30, 2024, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
ALDURAZYME (laronidase)	MPS I
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$712.0	$595.3	$1,360.9	$1,191.7
Cost of sales	$130.5	$130.6	$255.6	$266.1
Research and development (R&D)	$183.8	$177.4	$388.8	$349.2
Selling, general and administrative (SG&A)	$263.0	$206.1	$488.9	$417.1
Net income	$107.2	$56.0	$195.8	$106.9
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during the first half of 2024. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
In the first half of 2024, we focused on value creation through working to accelerate growth, optimize efficiencies and drive operational excellence, including progress in executing on key strategic priorities first outlined in January 2024. We also completed a strategic portfolio assessment of R&D programs to determine which have the most transformative potential for patients and value creation for shareholders and have shifted focus and resources to those R&D programs that met our highest bar for prioritized

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
advancement. The programs, namely BMN 333, a long-acting C-type natriuretic peptide for multiple growth disorders, BMN 349, a potential best-in-class, oral therapeutic for liver disease associated with Alpha-1 Antitrypsin Deficiency, and BMN 351, our next generation oligonucleotide for Duchenne Muscular Dystrophy, all met the highest bar for advancement. Based on such strategic portfolio assessment, certain programs have also been discontinued. In addition, we initiated the execution of our financial and operational strategy that improved operating results and is expected to continue to improve our results of operations. In August 2024, we announced our ROCTAVIAN strategy, which we anticipate will enable ROCTAVIAN to contribute to our long-term profitability. See the risk factor, “Our success depends on our ability to manage our growth.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Change in Presentation
On January 1, 2024, we changed our presentation of foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within our Condensed Consolidated Statements of Comprehensive Income. See Note 1 to our accompanying Condensed Consolidated Financial Statements for additional details.
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
VOXZOGO	$183.9	$113.3	$70.6	$336.7	$201.2	$135.5
VIMIZIM	178.0	177.4	0.6	370.5	366.6	3.9
NAGLAZYME	132.0	90.1	41.9	237.7	213.1	24.6
PALYNZIQ	88.3	74.9	13.4	164.0	137.2	26.8
BRINEURA	45.3	38.1	7.2	84.4	77.2	7.2
ALDURAZYME	38.6	40.3	(1.7)	73.8	74.7	(0.9)
KUVAN	28.6	50.6	(22.0)	64.5	101.1	(36.6)
ROCTAVIAN	7.4	—	7.4	8.3	—	8.3
Total net product revenues	$702.1	$584.7	$117.4	$1,339.9	$1,171.1	$168.8
Net Product Revenues include revenues generated from our commercial products. In the U.S., our commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end users, such as hospitals, which act as retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy program, and ALDURAZYME is marketed worldwide by Sanofi. Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end users.
The increase in Net Product Revenues for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, particularly in the Middle East, Europe and Latin America; and
•PALYNZIQ: higher sales volume due to new patients initiating therapy, primarily in the U.S.
These increases were partially offset by the following:
•KUVAN: lower product revenues attributed to increasing generic competition as a result of the loss of market exclusivity.
The increase in Net Product Revenues for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.; and
•NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, particularly in the Middle East and Europe.
These increases were partially offset by the following:
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
With respect to KUVAN, see also the risk factor “The sale of generic versions of KUVAN by generic manufacturers has adversely affected and will continue to adversely affect our revenues and may cause a decline in KUVAN revenues faster than expected” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.
Strong demand for VOXZOGO in certain markets had outpaced our projections in recent quarters and we anticipated challenges meeting our estimated VOXZOGO demand during the first half of 2024. We have recently increased fill-finish capacity to meet this demand and continue to implement actions to manage growth and minimize patient impact. While supply constraints have eased in the second quarter of 2024 and we expect to have the ability to meet estimated demand and support ongoing clinical programs, if actual demand continues to exceed estimates, the supply constraint could be prolonged. We do not expect a material impact on our revenues if we successfully execute our manufacturing plans. See "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
We face exposure to movements in foreign currency exchange rates, which we expect to continue in future periods. We use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure, primarily the Euro. Certain currencies are not included in our hedging program, such as the Argentine Peso. With respect to the risks posed by fluctuations of both hedged and unhedged currencies against the U.S. dollar, see the risk factor “Our international operations pose currency risks, which may adversely affect our operating results and net income” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Sales denominated in USD	$330.7	$275.1	$55.6	$638.6	$572.7	$65.9
Sales denominated in foreign currencies	371.4	309.6	61.8	701.3	598.4	102.9
Total net product revenues	$702.1	$584.7	$117.4	$1,339.9	$1,171.1	$168.8

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(29.9)	$(21.8)	$(8.1)	$(52.6)	$(50.1)	$(2.5)
The unfavorable impact for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by weakening of Argentine Peso and Japanese Yen, partially offset by strengthening of the Euro.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees and milestones achieved by licensees or sublicensees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Royalty and other revenues	$9.9	$10.6	$(0.7)	$20.9	$20.6	$0.3
The change in Royalty and Other Revenues for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was relatively flat. We expect to continue to earn royalties from third parties in the future.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Total revenues	$712.0	$595.3	$116.7	$1,360.9	$1,191.7	$169.2
Cost of sales	$130.5	$130.6	$(0.1)	$255.6	$266.1	$(10.5)
Gross margin	81.7%	78.1%	3.6%	81.2%	77.7%	3.5%
Cost of Sales decreased in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, primarily from lower per-unit manufacturing costs partially offset by higher sales volumes. Gross margin increased in the current three and six month period due to higher sales volumes for products with higher margin, driven by VOXZOGO sales volume.
We expect gross margin to increase modestly as our product mix is expected to shift, with increasing sales volumes for our higher margin commercial products.
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
R&D consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Research and early pipeline	$106.1	$90.3	$15.8	$226.5	$176.5	$50.0
Later-stage clinical programs	7.7	—	7.7	7.7	30.7	(23.0)
Marketed Products	70.0	87.1	(17.1)	154.6	142.0	12.6
Total R&D	$183.8	$177.4	$6.4	$388.8	$349.2	$39.6
The increase in R&D expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to the following:
•Research and early pipeline: higher spend related to pre-clinical activities for new VOXZOGO indications for idiopathic short stature (ISS) and multiple genetic short stature pathway conditions (PC) and our prioritized pipeline comprised of BMN 333, BMN 349 and BMN 351; and
•Later-stage clinical programs: higher spend on clinical activities related to VOXZOGO for the treatment of hypochondroplasia.
These increases were partially offset by the following:
•Marketed products: lower spend on ROCTAVIAN and VOXZOGO for achondroplasia as we shift resources to the new VOXZOGO indications and our prioritized pipeline.
The increase in R&D expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to the following:
•Research and early pipeline: higher spend related to pre-clinical activities for new VOXZOGO indications for ISS and PC and our prioritized pipeline; and
•Marketed products: higher spend primarily related to ROCTAVIAN, which was moved to Marketed products following Food and Drug Administration approval in the second quarter of 2023.
These increases were partially offset by the following:
•Later-stage clinical programs: lower spend on ROCTAVIAN, which was moved to Marketed products following Food and Drug Administration approval in the second quarter of 2023, partially offset by higher spend on the new VOXZOGO indication for hypochondroplasia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We expect R&D expense to increase in future periods, primarily due to increased spending for the new VOXZOGO indications and research and early pipeline programs.
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
SG&A consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
S&M	$122.8	$115.6	$7.2	$242.2	$233.3	$8.9
G&A	140.2	90.5	49.7	246.7	183.8	62.9
Total SG&A	$263.0	$206.1	$56.9	$488.9	$417.1	$71.8
S&M consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Enzyme Products	$56.4	$53.7	$2.7	$111.6	$112.7	$(1.1)
VOXZOGO	31.7	26.3	5.4	62.4	51.0	11.4
ROCTAVIAN	24.1	23.9	0.2	48.0	47.4	0.6
Other	10.6	11.7	(1.1)	20.2	22.2	(2.0)
Total S&M	$122.8	$115.6	$7.2	$242.2	$233.3	$8.9
The increase in S&M expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributed to continued global expansion of VOXZOGO for achondroplasia and higher partner distribution fees. The increase in S&M expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily a result of the continued global expansion of VOXZOGO for achondroplasia.
The increase in G&A expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to severance and restructuring costs associated with our portfolio strategy review and the associated organizational redesign efforts announced in the second quarter of 2024. The increase in G&A expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 also included incremental administrative costs, including consulting and legal fees.
We expect SG&A expense to increase in future periods as a result of ongoing corporate initiatives and the continued market expansion of our commercial products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Amortization of intangible assets	$14.3	$15.6	$(1.3)	$28.6	$31.3	$(2.7)

Gain on sale of nonfinancial assets	$—	$—	$—	$10.0	$—	$10.0
Amortization of intangible assets – the decrease in expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was due to an intangible asset becoming fully amortized during the fourth quarter of 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest income	$19.8	$12.6	$7.2	$39.2	$24.6	$14.6
The increase in Interest Income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to higher balances and higher yields on our cash equivalents and investment portfolio. We expect Interest Income to increase moderately over the next 12 months due to anticipated higher overall returns on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$3.6	$3.8	$(0.2)	$7.1	$7.5	$(0.4)
Interest Expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was relatively flat. We expect Interest Expense to decrease over the next 12 months due to the settlement of our convertible debt that matured on August 1, 2024. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Expense, Net
Other Expense, Net for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Other expense, net	$4.5	$3.6	$0.9	$3.3	$17.5	$(14.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The increase in Other Expense, Net for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a loss on non-marketable securities partially offset by lower foreign currency transaction losses in the comparable period in 2023. The decrease in Other Expense, Net for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the decrease in loss on non-marketable securities partially offset by lower foreign currency transaction losses.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Provision for income taxes	$25.0	$14.8	$10.2	$41.8	$20.7	$21.1
The increase in Provision for Income Taxes for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to higher pre-tax income and a lower tax benefit related to stock option exercises.
There was no material impact resulting from the adoption of Pillar Two of the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting Project on our financial statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$972.1	$755.1	$217.0
Short-term investments	252.2	318.7	(66.5)
Long-term investments	557.1	611.1	(54.0)
Cash, cash equivalents and investments	$1,781.4	$1,684.9	$96.5
We believe cash generated from sales of our commercial products, in addition to our cash, cash equivalents and short-term investments will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and long-term investment balances. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt due in 2027, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash.
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$165.7	$(3.9)	$169.6
Net cash provided by (used in) investing activities	$76.2	$(0.5)	$76.7
Net cash used in financing activities	$(30.2)	$(28.8)	$(1.4)
The increase in net cash provided by operating activities in the six months ended June 30, 2024 compared to June 30, 2023 was primarily attributed to the improved operating performance and timing of cash receipts from our customers, partially offset by the timing of payments to vendors and payments of income taxes.
The increase in net cash provided by investing activities in the six months ended June 30, 2024 compared to June 30, 2023 was primarily attributable to lower purchases of available-for-sale debt securities net of maturities and a $10.0 million milestone received in connection with the sale of previously sold intangible assets, partially offset by an increase in purchases of intangible assets.
The increase in net cash used in financing activities in the six months ended June 30, 2024 compared to June 30, 2023 was primarily due to lower proceeds from stock option exercises, partially offset by the absence of milestone payments to third parties.
Financing
Our $1.1 billion (undiscounted) of total convertible debt as of June 30, 2024 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of June 30, 2024, our indebtedness consisted of our 0.599% senior subordinated convertible notes due in 2024 and our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. As of June 30, 2024, the outstanding principal of our convertible notes due in 2024 (2024 Notes) was classified as a current liability.
Our 2024 Notes matured on August 1, 2024, subsequent to quarter-end. Substantially all holders of the 2024 Notes were repaid with cash, totaling approximately $495.0 million in cash. No gain or loss was incurred upon the extinguishment.
For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2023.
Material Cash Requirements
Purchase Obligations
As of June 30, 2024, we had obligations of approximately $473.0 million, of which $291.1 million is expected to be paid in 2024. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
As of June 30, 2024, we were subject to contingent payments considered reasonably possible of $495.6 million, of this amount we may pay up to $10.9 million over the next 12 months if certain contingencies are met. See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our contingent obligations.
Our lease and unrecognized tax benefits as of June 30, 2024 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.
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
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2024, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2024 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2024.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results. We are currently implementing a new global enterprise resource planning (ERP) system, which will replace existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We are implementing the ERP system in phases through 2025, with post-implementation activities following thereafter. As the implementation and post-implementation activities take place, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative actions filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying a securities class action related to ROCTAVIAN that was previously settled in the United States District Court for the Northern District of California. The derivative complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys’ fees and costs, and any other relief the court may deem just and proper. The parties in the derivative lawsuits have entered into a stipulation of settlement, that, subject to final approval by the Court of Chancery, will resolve the derivative lawsuits. The Court of Chancery held a final approval hearing on July 23, 2024 and did not approve the settlement. Instead, it instructed the plaintiffs to voluntarily dismiss the case or brief a motion to dismiss.
On April 4, 2024, a purported stockholder class action was filed against us and our Board of Directors in the Delaware Court of Chancery. The complaint also named as defendants Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., which are parties to the Cooperation Agreement with the Company. The complaint asserted a claim for declaratory judgment, seeking an order that certain provisions of the Cooperation Agreement are invalid, and, on April 4, 2024, the plaintiff moved for expedited proceedings as to the claim for declaratory judgment. In addition, the complaint asserted a claim for breach of fiduciary duty against certain directors in connection with approval of the Cooperation Agreement, as well as a claim against the Elliott parties for aiding and abetting the directors’ alleged breaches of fiduciary duty. On April 11, 2024, the Elliott parties executed a waiver of the challenged provisions in the Cooperation Agreement. In light of that waiver, on April 16, 2024, the plaintiff filed a stipulation and proposed order to dismiss the action as moot, with the court to retain jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and expenses. Also on April 16, 2024, the Court granted the order, dismissing all claims with prejudice, as to the named plaintiff only. The Company subsequently agreed to pay the attorneys’ fees and expenses of the plaintiff in full satisfaction of any and all claims by plaintiff and all of his counsel for fees and expenses in the action. On August 1, 2024, the Court entered an order closing the action, subject to the Company filing and affidavit with the Court regarding issuance of notice.

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
We have in the past entered and may in the future enter into licensing arrangements, and we may not realize the benefits of such licensing arrangements.
We have in the past entered and may in the future enter into licensing arrangements with third parties. It is possible that we may not achieve financial or strategic benefits that justify a specific license, or we may otherwise not realize the benefits of such licensing arrangement. Further, licensing arrangements impose various diligence, milestone and royalty payment and other obligations on us. If we fail to comply with our obligations under any current or future licenses, our licensors may have the right to terminate these license agreements, which could harm our business prospects, financial condition and results of operations. Additionally, counterparties to our license agreements have in the past alleged and may in the future allege that we have breached a license agreement, which can result in litigation or other disputes that can divert management’s attention away from our business and require us to expend resources, as well as potentially having to negotiate new or reinstated licenses with less favorable terms. Any such situation could adversely affect our business, financial condition, and results of operations.
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
As part of the drug development process, we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early-stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for the intended indication and for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. From time to time, we have published and may in the future publish or report preliminary, initial or interim data from our clinical trials. Preliminary, initial or interim data from our clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data become available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
As of June 30, 2024, we had cash, cash equivalents and investments totaling $1.8 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes matured on August 1, 2024 and substantially all holders of the 2024 Notes were repaid with cash, and the 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
We may require additional financing to fund the repayment of the 2027 Notes, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.
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
As of June 30, 2024, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. The 2024 Notes matured on August 1, 2024 and substantially all holders of the 2024 Notes were repaid with cash. Our indebtedness may:
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
If we default under the 2027 Notes, the 2027 Notes could become immediately due and payable.
*In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Our outstanding indebtedness consists primarily of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the 2027 Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, demand for VOXZOGO in certain markets outpaced our projections in recent quarters, and we have faced, and may in the future face, challenges meeting demand, requiring us to postpone planned entry into additional markets until VOXZOGO inventory levels increase or delay certain VOXZOGO development activities. As a result of such inventory constraints, we have lost, and may in the future lose, potential VOXZOGO revenues that may never be recouped and our VOXZOGO development program could be adversely impacted.
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
Risks Related to International Operations
*We conduct a significant amount of our operations and generate a significant percentage of our sales outside of the U.S., which subjects us to additional business risks that could adversely affect our revenues and results of operations.
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
Risks Related to Ownership of Our Securities
*Our stock price has been and may in the future be volatile, and an investment in our stock could suffer a decline in value.
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
•industry, financial analyst, or investor reaction to our public announcements; and
•sales of our shares of stock by us, our significant stockholders, or members of our management or Board of Directors.
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
*Conversion of the 2027 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of the 2027 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.
*The fundamental change repurchase feature of the 2027 Notes may delay or prevent an otherwise beneficial attempt to take us over.
The terms of the 2027 Notes require us to offer to repurchase the 2027 Notes in the event of a fundamental change (as defined in the indenture governing the 2027 Notes). A takeover of us would trigger options by the respective holders of the 2027 Notes to require us to repurchase such 2027 Notes. This may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to our stockholders or investors in the 2027 Notes.
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
VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. For example, strong demand for VOXZOGO in certain markets outpaced our projections in recent quarters, and we faced, and may in the future face, challenges meeting our estimates of VOXZOGO demand. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
We are subject to various healthcare laws and regulations in the U.S. and internationally, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. In the U.S., the federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. Under the federal Anti-Kickback Statute and related regulations, certain arrangements are deemed not to violate the federal Anti-Kickback Statute if they fit within a statutory exception or regulatory safe harbor. However, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for healthcare services reimbursed by any source, not just governmental payers. As previously disclosed, we received a subpoena from the U.S. Department of Justice requesting that we produce certain documents regarding our sponsored testing programs relating to VIMIZIM and NAGLAZYME. We have produced documents in response to the subpoena and are cooperating fully, but there is no assurance that such sponsored testing programs, or our other operations or programs, will not be found to violate such laws.
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
We are currently implementing a new global ERP system, which will replace existing operating and financial systems. The preparation and implementation of a new ERP system has required, and will continue to require, significant investment of capital and human resources. Our results of operations could be adversely affected if we continue to experience delays or cost overruns during the implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. Potential failure or flaws in the new ERP system may pose risks to our ability to operate successfully and efficiently and failure to implement the appropriate internal controls with respect to the new ERP system may result in the system producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new ERP system or related internal controls, or in the performance of legacy information technology systems, could result in potentially much higher costs than we had incurred and adversely affect our ability to effectively fulfill contractual obligations, file related government reports in a timely manner, operate and manage our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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

As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend on to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties with whom we work, our efforts may not be successful.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of BioMarin securities. In addition, in Item 5 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we inadvertently omitted the disclosure regarding the termination of the Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K under the Exchange Act) by Henry J. Fuchs, M.D., President of Worldwide Research & Development, on March 5, 2024. Such Rule 10b5-1 trading arrangement, which details were previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, was adopted on August 17, 2023 with an expiration date of November 15, 2024, and provided for the sale of up to 64,659 shares of our common stock.
Litigation
On April 4, 2024, Plaintiff Aaron Jones (“Plaintiff”), a purported stockholder of ours, filed a putative class action complaint (“Complaint”) in the Court of Chancery of the State of Delaware (“Court”) against the Company and the members of our Board of Directors, as well as Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P. (together, the “Elliott Parties” and collectively, the “Defendants”) under the caption Jones v. BioMarin Pharmaceutical, Inc., et al., C.A. No. 2024-0360-JTL (the “Action”). Plaintiff alleged that certain provisions in a Cooperation Agreement dated December 20, 2023 between the Company and the Elliott Parties, as defined and described in the Company’s prior Form 8-K, filed with the SEC on December 20, 2023, were invalid under Section 141(a) of the Delaware General Corporation Law insofar as they allegedly required the Company’s Board to (i) cap the size of the Board of Directors for a certain period of time (the “Board Size Provision”) and (ii) “recommend that the stockholders of the Company vote to elect” certain directors in connection with the Company’s 2024 annual meeting (the “Recommendation Provision”). The Defendants believe that the allegations of the Complaint were meritless, deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on April 11, 2024, the Elliott Parties executed a Waiver Letter, pursuant to which, among other things, the Elliott Parties irrevocably waived (i) any and all obligations of the Company pursuant to the Board Size Requirement and (ii) any and all obligations of the Company pursuant to the Recommendation Provision to the extent it is superseded by the Board’s fiduciary obligations under Delaware law.
On April 16, 2024, the parties entered into a proposed Stipulation and Order Dismissing the Action as Moot and Retaining Jurisdiction to Determine Plaintiff’s Counsel’s Application for an Award of Attorneys’ Fees and Expenses (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff may make for an award of attorneys’ fees. The Court entered the Stipulation and Proposed Order the same day, and retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Waiver Letter. The Company subsequently agreed to pay $600,000 in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiff and all of his counsel for fees and expenses in the Action.
On August 1, 2024, the Court entered an order closing the Action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued.
In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiff’s counsel are Kurt M. Heyman and Aaron M. Nelson of Heyman Enerio Gattuso & Hirzel LLP, (302) 472-7300. Counsel to the Company and the Board of Directors is Blake Rohrbacher of Richards, Layton & Finger, P.A., (302) 651-7700. Counsel to the Elliott Parties is Michael A. Barlow of Quinn Emanuel Urquhart & Sullivan, LLP, (302) 302-4000.

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

10.1*	Amendment, dated as of June 8, 2024, to the Consulting Agreement by and between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, dated October 30, 2023.

10.2*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 5, 2024	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)