Form 10-Q
period 2024-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2024-10-31
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,583,016 shares of common stock, par value $0.001, outstanding as of October 28, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Net product revenues	$733,867	$568,266	$2,073,811	$1,739,390
Royalty and other revenues	11,873	13,063	32,791	33,629
Total revenues	745,740	581,329	2,106,602	1,773,019
OPERATING EXPENSES:
Cost of sales	188,457	128,041	444,096	394,132
Research and development	184,901	191,314	573,675	540,523
Selling, general and administrative	253,480	215,768	742,418	632,894
Intangible asset amortization	5,009	15,681	33,606	46,975
Gain on sale of nonfinancial assets	—	—	(10,000)	—
Total operating expenses	631,847	550,804	1,783,795	1,614,524
INCOME FROM OPERATIONS	113,893	30,525	322,807	158,495

Interest income	18,053	15,740	57,203	40,295
Interest expense	(2,968)	(3,779)	(10,089)	(11,237)
Other income (expense), net	5,463	(817)	2,203	(18,317)
INCOME BEFORE INCOME TAXES	134,441	41,669	372,124	169,236
Provision for income taxes	28,361	1,291	70,208	21,966
NET INCOME	$106,080	$40,378	$301,916	$147,270
EARNINGS PER SHARE, BASIC	$0.56	$0.21	$1.59	$0.78
EARNINGS PER SHARE, DILUTED	$0.55	$0.21	$1.56	$0.77
Weighted average common shares outstanding, basic	190,429	188,219	189,806	187,617
Weighted average common shares outstanding, diluted	197,147	191,173	196,683	195,042

COMPREHENSIVE INCOME	$83,931	$65,252	$335,354	$157,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2024 and December 31, 2023
(In thousands, except share amounts)

	September 30, 2024	December 31, 2023 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$675,448	$755,127
Short-term investments	254,996	318,683
Accounts receivable, net	777,547	633,704
Inventory	1,179,339	1,107,183
Other current assets	169,260	141,391
Total current assets	3,056,590	2,956,088
Noncurrent assets:
Long-term investments	561,985	611,135
Property, plant and equipment, net	1,045,408	1,066,133
Intangible assets, net	260,920	294,701
Goodwill	196,199	196,199
Deferred tax assets	1,530,779	1,545,809
Other assets	199,314	171,538
Total assets	$6,851,195	$6,841,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$715,658	$683,147
Short-term convertible debt, net	—	493,877
Total current liabilities	715,658	1,177,024
Noncurrent liabilities:
Long-term convertible debt, net	594,627	593,095
Other long-term liabilities	127,514	119,935
Total liabilities	1,437,799	1,890,054
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 190,553,918 and 188,598,154 shares issued and outstanding, respectively	191	189
Additional paid-in capital	5,739,910	5,611,562
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,717)	(9,860)
Accumulated other comprehensive income (loss)	4,650	(28,788)
Accumulated deficit	(319,638)	(621,554)
Total stockholders’ equity	5,413,396	4,951,549
Total liabilities and stockholders’ equity	$6,851,195	$6,841,603

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2024 and 2023
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Shares of common stock, beginning balances (1)	190,356	188,152	188,598	186,251
Issuances under equity incentive plans	198	187	1,956	2,088
Shares of common stock, ending balances	190,554	188,339	190,554	188,339

Total stockholders' equity, beginning balances (1)	$5,286,299	$4,782,827	$4,951,549	$4,603,156
Common stock:
Beginning balances (1)	190	188	189	186
Issuances under equity incentive plans, net of tax	1	—	2	2
Ending balances	191	188	191	188
Additional paid-in capital:
Beginning balances (1)	5,696,701	5,493,956	5,611,562	5,404,895
Issuances under equity incentive plans, net of tax	(2,688)	(1,827)	(33,031)	(19,778)
Stock-based compensation	45,853	50,645	159,522	156,123
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	44	—	1,857	1,534
Ending balances	5,739,910	5,542,774	5,739,910	5,542,774
Company common stock held by the NQDC:
Beginning balances (1)	(11,673)	(10,393)	(9,860)	(8,859)
Common stock held by the NQDC	(44)	—	(1,857)	(1,534)
Ending balances	(11,717)	(10,393)	(11,717)	(10,393)
Accumulated other comprehensive income (loss):
Beginning balances (1)	26,799	(18,617)	(28,788)	(3,867)
Other comprehensive income (loss)	(22,149)	24,874	33,438	10,124
Ending balances	4,650	6,257	4,650	6,257
Accumulated Deficit:
Beginning balances (1)	(425,718)	(682,307)	(621,554)	(789,199)
Net income	106,080	40,378	301,916	147,270
Ending balances	(319,638)	(641,929)	(319,638)	(641,929)
Total stockholders' equity, ending balances	$5,413,396	$4,896,897	$5,413,396	$4,896,897

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2024 and 2023
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,916	$147,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,819	77,525
Non-cash interest expense	2,699	3,198
Accretion of discount on investments	(6,619)	(6,781)
Stock-based compensation	149,652	152,244
Gain on sale of nonfinancial assets	(10,000)	—
Impairment of assets and other non-cash adjustments	19,889	12,650
Deferred income taxes	13,709	(20,137)
Unrealized foreign exchange loss (gain)	(22,352)	5,454
Other	(1,254)	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	(130,456)	(131,940)
Inventory	(29,259)	(97,948)
Other current assets	(19,939)	(59,389)
Other assets	(31,839)	(20,812)
Accounts payable and other short-term liabilities	68,019	56,333
Other long-term liabilities	10,229	14,333
Net cash provided by operating activities	387,214	131,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(65,894)	(67,774)
Maturities and sales of investments	478,436	751,677
Purchases of investments	(352,371)	(727,043)
Proceeds from sale of nonfinancial assets	10,000	—
Purchase of intangible assets	(11,225)	(3,141)
Other	1,141	—
Net cash provided by (used in) investing activities	60,087	(46,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	41,415	54,548
Taxes paid related to net share settlement of equity awards	(72,651)	(72,399)
Payments of contingent consideration	—	(9,475)
Repayments of convertible debt	(494,987)	—
Other	(3,083)	(2,241)
Net cash used in financing activities	(529,306)	(29,567)
Effect of exchange rate changes on cash	2,326	4,955
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,679)	60,883
Cash and cash equivalents:
Beginning of period	$755,127	$724,531
End of period	$675,448	$785,414
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$6,654	$6,640
Cash paid for income taxes	$36,088	$51,687
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and accrued liabilities related to fixed assets	$8,457	$7,977
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(9,059)	$6,449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company dedicated to translating the promise of genetic discovery into medicines that make a profound impact on the life of each patient. The San Rafael, California-based company, founded in 1997, has a proven track record of innovation with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, BioMarin pursues treatments that offer new possibilities for patients and families around the world navigating rare or difficult to treat genetic conditions.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other period.
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
Prior period amounts were revised to conform to current period presentation. The following table reflects the impacts of the change in presentation for the prior periods presented. The change in presentation had no impact to Net Income, Total Stockholders’ Equity or earnings per share for the three and nine months ended September 30, 2023.

	Three Months ended September 30, 2023			Nine Months Ended September 30, 2023
	Previously Reported	Adjustments	As Reported (after adjustments)	Previously Reported	Adjustments	As Reported (after adjustments)
Cost of sales	$124,745	$3,296	$128,041	$379,376	$14,756	$394,132
SG&A	$223,928	$(8,160)	$215,768	$662,267	$(29,373)	$632,894
Total operating expenses	$555,668	$(4,864)	$550,804	$1,629,141	$(14,617)	$1,614,524
Other income (expense), net	$4,047	$(4,864)	$(817)	$(3,700)	$(14,617)	$(18,317)
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
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
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of September 30, 2024 and December 31, 2023.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$381,781	$—	$—	$381,781	$381,781	$—	$—

Level 2:
Money market instruments	288,687	—	—	288,687	288,687	—	—
Corporate debt securities	551,545	6,154	(114)	557,585	—	178,968	378,617
U.S. government agency securities	172,606	1,372	(49)	173,929	4,980	75,134	93,815
Asset-backed securities	89,866	588	(7)	90,447	—	894	89,553
Subtotal	1,102,704	8,114	(170)	1,110,648	293,667	254,996	561,985
Total	$1,484,485	$8,114	$(170)	$1,492,429	$675,448	$254,996	$561,985

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
As of September 30, 2024, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s strategic investments was $6.8 million and $11.3 million, respectively. These investments were recorded to Other Assets in the Company’s Condensed Consolidated Balance Sheets. In the second quarter of 2024, based on new developments, the Company became aware of factors that indicated a $4.5 million decline in the fair value of one of its strategic investments. In the first quarter of 2023, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The losses on the Company’s non-marketable equity investments were recorded to Other Income (Expense), Net on the Company’s Condensed Consolidated Statements of Comprehensive Income for the respective periods. See Note 1 - Business Overview and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s non-marketable securities policy.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Supplemental Balance Sheet Information
Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$144,484	$155,704
Work-in-process	499,069	571,107
Finished goods	535,786	380,372
Total inventory	$1,179,339	$1,107,183

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Property, Plant and Equipment, Net consisted of the following:

	September 30, 2024	December 31, 2023
Property, plant and equipment, gross	$1,914,616	$1,933,222
Accumulated depreciation	(869,208)	(867,089)
Total property, plant and equipment, net	$1,045,408	$1,066,133
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2024 was $10.9 million and $35.0 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2023 was $9.9 million and $29.6 million, respectively. See Note 10 – Restructuring for impairments relating to the Company’s organizational redesign efforts.
Intangible Assets, Net consisted of the following:

	September 30, 2024	December 31, 2023
Finite-lived intangible assets	$714,015	$710,011
Accumulated amortization	(453,095)	(415,310)
Net carrying value	$260,920	$294,701
In the first quarter of 2024, the Company received $10.0 million due to the achievement of a regulatory approval milestone by a third party related to previously sold intangible assets, which the Company recorded as a Gain on Sale of Nonfinancial Assets in the Condensed Consolidated Statements of Comprehensive Income.
Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable and accrued operating expenses	$312,321	$315,509
Accrued compensation expense	200,149	201,067
Accrued rebates payable	141,856	96,179
Accrued income taxes	21,040	2,651
Foreign currency exchange forward contracts	14,301	33,853
Lease liability	8,060	8,779
Accrued royalties payable	7,491	14,299
Deferred revenue	2,346	4,620
Other	8,094	6,190
Total accounts payable and accrued liabilities	$715,658	$683,147
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of September 30, 2024 or

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2023. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of September 30, 2024 or December 31, 2023.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following:

	September 30, 2024	December 31, 2023
Assets:
Other current assets:
NQDC Plan assets	$3,113	$2,026
Other assets:
NQDC Plan assets	35,085	28,119
Restricted investments (1)	639	2,393
Total other assets	35,724	30,512
Total assets	$38,837	$32,538
Liabilities:
Current liabilities:
NQDC Plan liability	$3,113	$2,026
Other long-term liabilities:
NQDC Plan liability	35,085	28,119
Total liabilities	$38,198	$30,145
(1)    The restricted investments as of September 30, 2024 and December 31, 2023 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and nine months ended September 30, 2024.
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
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Sell	$1,343,097	$1,249,662
Purchase	$272,070	$198,408

Derivatives not designated as hedging instruments:
Sell	$320,017	$350,269
Purchase	$46,656	$90,102

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Asset Derivatives
Other current assets	$12,630	$6,663
Other assets	4,444	1,855
Subtotal	$17,074	$8,518

Liability Derivatives
Accounts payable and accrued liabilities	$13,147	$30,005
Other long-term liabilities	5,319	8,171
Subtotal	$18,466	$38,176

Derivatives not designated as hedging instruments:
Asset Derivatives
Other current assets	$2,248	$547

Liability Derivatives
Accounts payable and accrued liabilities	$1,154	$3,848

Total Derivatives Assets	$19,322	$9,065
Total Derivatives Liabilities	$19,620	$42,024
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$3,365	$(4,636)	$5,617	$(489)
Operating expenses	$172	$908	$486	$426

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(12,094)	$6,559	$9,447	$3,165
As of September 30, 2024, the Company expects to reclassify unrealized losses of $0.6 million from Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of September 30, 2024, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The convertible notes detailed below are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2024	December 31, 2023
0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	$—	$495,000
Unamortized discount net of deferred offering costs	—	(1,123)
2024 Notes, net (1)	—	493,877

1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(5,373)	(6,905)
2027 Notes, net	594,627	593,095

Total convertible debt, net	$594,627	$1,086,972

Fair value of fixed-rate convertible debt (2):
2024 Notes	$—	$488,288
2027 Notes	571,998	619,260
Total fair value of fixed-rate convertible debt	$571,998	$1,107,548
(1)    The Company’s convertible notes due in 2024 matured on August 1, 2024. Substantially all holders of the 2024 Notes were repaid with cash, totaling approximately $495.0 million. No gain or loss was incurred upon the extinguishment.
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest expense	$2,456	$2,616	$7,689	$7,849
Accretion of discount on convertible notes	606	841	2,290	2,519
Amortization of debt issuance costs	67	148	364	445
Total interest expense on convertible debt	$3,129	$3,605	$10,343	$10,813
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s convertible debt.

Revolving Credit Facility
In August 2024, the Company entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of September 30, 2024, there were no amounts outstanding under the credit facility and the Company was in compliance with all covenants.

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

	Three Months Ended September 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799
Other comprehensive income (loss) before reclassifications	(26,099)	9,752	(16,347)
Less: gain (loss) reclassified from AOCI	3,537	—	3,537
Tax effect	—	(2,265)	(2,265)
Net current-period other comprehensive income (loss)	(29,636)	7,487	(22,149)
AOCI balance as of September 30, 2024	$(1,449)	$6,099	$4,650

	Three Months Ended September 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2023	$(10,035)	$(8,582)	$(18,617)
Other comprehensive income (loss) before reclassifications	19,892	1,634	21,526
Less: gain (loss) reclassified from AOCI	(3,728)	—	(3,728)
Tax effect	—	(380)	(380)
Net current-period other comprehensive income (loss)	23,620	1,254	24,874
AOCI balance as of September 30, 2023	$13,585	$(7,328)	$6,257

	Nine Months Ended September 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	34,312	6,826	41,138
Less: gain (loss) reclassified from AOCI	6,103	—	6,103
Tax effect	—	(1,597)	(1,597)
Net current-period other comprehensive income (loss)	28,209	5,229	33,438
AOCI balance as of September 30, 2024	$(1,449)	$6,099	$4,650

	Nine Months Ended September 30, 2023
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	5,296	6,220	11,516
Less: gain (loss) reclassified from AOCI	(63)	—	(63)
Tax effect	—	(1,455)	(1,455)
Net current-period other comprehensive income (loss)	5,359	4,765	10,124
AOCI balance as of September 30, 2023	$13,585	$(7,328)	$6,257
For additional discussion of reclassifications from AOCI see Note 5 – Derivative Instruments and Hedging Strategies.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
The Company operates in one business segment, which focuses on the development and commercialization of innovative therapies for patients with serious and life-threatening rare diseases and medical conditions.
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
VOXZOGO	$189,785	$122,973	$526,597	$324,146
VIMIZIM	178,158	158,869	548,694	525,453
NAGLAZYME	131,906	108,916	369,584	322,040
PALYNZIQ	90,634	78,885	254,634	216,105
ALDURAZYME	71,029	13,812	144,849	88,533
BRINEURA	37,005	41,042	121,361	118,244
KUVAN	28,115	42,947	92,576	144,047
ROCTAVIAN	7,235	822	15,516	822
Total net product revenues	733,867	568,266	2,073,811	1,739,390
Royalty and other revenues	11,873	13,063	32,791	33,629
Total revenues	$745,740	$581,329	$2,106,602	$1,773,019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$235,515	$194,745	$655,963	$553,184
Europe	191,017	168,784	607,755	512,910
Latin America	111,908	81,524	274,920	224,716
Rest of world	124,398	109,401	390,324	360,047
Total net product revenues marketed by the Company	$662,838	$554,454	$1,928,962	$1,650,857
ALDURAZYME net product revenues marketed by Sanofi	71,029	13,812	144,849	88,533
Total net product revenues	$733,867	$568,266	$2,073,811	$1,739,390
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	12%	13%	11%	12%
Customer B	11	15	13	15
Customer C	10	10	10	10
Total	33%	38%	34%	37%

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
On a consolidated basis, one customer accounted for 18% of the Company’s September 30, 2024 accounts receivable balance compared to December 31, 2023, when two customers accounted for 15% and 12% of the accounts receivable balance, respectively. As of September 30, 2024, and December 31, 2023, the accounts receivable balance for Sanofi included $94.2 million and $63.4 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$5,092	$4,042	$12,110	$13,094
Research and development	11,496	14,490	45,108	49,373
Selling, general and administrative	26,901	29,855	92,434	89,777
Total stock-based compensation expense	$43,489	$48,387	$149,652	$152,244
(10) RESTRUCTURING
During 2024, in connection with the discontinuation of certain research and development programs and organizational redesign efforts centered around the Company’s strategic priorities, including the acceleration and maximization of VOXZOGO, establishing the ROCTAVIAN opportunity, and focusing R&D activities on the assets that management believes will be the most productive and accelerate earnings per share through expanding margins, the Company committed to plans in the second and third quarters of 2024, to reduce its global workforce by approximately 170 and 225 employees, respectively. These workforce reductions are expected to be substantially completed by the end of 2024.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The restructuring charges and adjustments were included in Selling, General, and Administrative in the Condensed Consolidated Statements of Comprehensive Income. Restructuring expenses consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Severance and one-time employee benefits	$28,080	$53,355
Asset Impairments	6,777	16,448
Other	8,668	16,187
	$43,525	$85,990
The following unpaid balance as of September 30, 2024 was recorded to Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheet:

	Severance and related costs	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Charges and Adjustments	53,355	16,187	$69,542
Payments	(25,535)	(5,237)	$(30,772)
Balance as of September 30, 2024	$27,820	$10,950	$38,770
(11) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income, basic	$106,080	$40,378	$301,916	$147,270
Add: Interest expense, net of tax, on the Company's convertible debt	1,832	—	5,495	2,810
Net Income, diluted	$107,912	$40,378	$307,411	$150,080
Denominator:
Weighted-average common shares outstanding, basic	190,429	188,219	189,806	187,617
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	2,353	2,954	2,512	3,455
Common stock issuable under the Company’s convertible debt(1)	4,365	—	4,365	3,970
Weighted-average common shares outstanding, diluted	197,147	191,173	196,683	195,042
Earnings per common share, basic	$0.56	$0.21	$1.59	$0.78
Earnings per common share, diluted	$0.55	$0.21	$1.56	$0.77

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock issuable under the Company's equity incentive plans	9,414	8,547	9,255	8,045
Common stock issuable under the Company’s convertible debt (1)	—	8,335	—	4,365
Total number of potentially issuable shares	9,414	16,882	9,255	12,410
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. The Company’s 2024 Notes matured in August 2024 and substantially all holders were repaid in cash. For additional discussion of the Company’s convertible debt, see Note 6 - Debt.
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
Contingent Payments
As of September 30, 2024, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $196.1 million, of this amount the Company may pay up to $4.1 million over the next 12 months if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning (ERP) system implementation costs for which the Company is committed. As of September 30, 2024, such commitments were estimated at $474.1 million, of which $269.8 million is expected to be paid in 2024 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
Overview
We are a global biotechnology company dedicated to translating the promise of genetic discovery into medicines that make a profound impact on the life of each patient. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we pursue treatments that offer new possibilities for patients and families around the world navigating rare or difficult to treat genetic conditions.
A summary of our commercial products, as of September 30, 2024, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$745.7	$581.3	$2,106.6	$1,773.0
Cost of sales	$188.5	$128.0	$444.1	$394.1
Research and development (R&D)	$184.9	$191.3	$573.7	$540.5
Selling, general and administrative (SG&A)	$253.5	$215.8	$742.4	$632.9
Net income	$106.1	$40.4	$301.9	$147.3
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
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2024. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for patients with serious and life-threatening rare diseases and medical conditions.
In 2024, we focused on value creation through working to accelerate growth, optimize efficiencies and drive operational excellence, including progress in executing on the key strategic priorities of accelerating and maximizing VOXZOGO, establishing the ROCTAVIAN opportunity, and focusing R&D activities on the assets management believes will be the most productive and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
accelerate earnings per share through expanding margins. We also completed a strategic portfolio assessment of R&D programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. We determined that BMN 333, a long-acting C-type natriuretic peptide for multiple growth disorders, BMN 349, a potential best-in-class, oral therapeutic for liver disease associated with Alpha-1 Antitrypsin Deficiency, and BMN 351, our next generation oligonucleotide for Duchenne Muscular Dystrophy, all met criteria for advancement. Based on such strategic portfolio assessment, certain programs have also been discontinued. In connection with the strategic portfolio assessment and organizational redesign efforts, we have committed to plans in the second and third quarters of 2024 to reduce our global workforce by an aggregate of approximately 395 employees. Further, we initiated the execution of our financial and operational strategy that improved operating results and is expected to continue to improve our results of operations going forward. In August 2024, we announced our ROCTAVIAN strategy, which includes focusing on the U.S., Germany, and Italy, where ROCTAVIAN is approved and reimbursed, and reducing additional investments in development and manufacturing, that we anticipate will enable ROCTAVIAN to contribute to our long-term profitability. See the risk factor, “Our success depends on our ability to manage our growth.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Change in Presentation
On January 1, 2024, we changed our presentation of foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within our Condensed Consolidated Statements of Comprehensive Income. See Note 1 to our accompanying Condensed Consolidated Financial Statements for additional details.
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
VOXZOGO	$189.9	$123.1	$66.8	$526.6	$324.2	$202.4
VIMIZIM	178.2	158.9	19.3	548.7	525.6	23.1
NAGLAZYME	131.9	108.9	23.0	369.6	322.0	47.6
PALYNZIQ	90.6	78.9	11.7	254.6	216.1	38.5
ALDURAZYME	71.0	13.8	57.2	144.8	88.5	56.3
BRINEURA	37.0	41.0	(4.0)	121.4	118.2	3.2
KUVAN	28.1	42.9	(14.8)	92.6	144.0	(51.4)
ROCTAVIAN	7.2	0.8	6.4	15.5	0.8	14.7
Total net product revenues	$733.9	$568.3	$165.6	$2,073.8	$1,739.4	$334.4
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
The increase in Net Product Revenues for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•ALDURAZYME: higher sales volume due to timing of order fulfillment to Sanofi as we recognize ALDURAZYME revenues when the product is released and control is transferred to Sanofi;
•NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, particularly in the Middle East;
•VIMIZIM: higher sales volume due to timing of orders in countries that place large government orders, particularly in Latin America and the Middle East; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•PALYNZIQ: higher sales volume due to new patients initiating therapy, primarily in the U.S.
These increases were partially offset by the following:
•KUVAN: lower product revenues attributed to increasing generic competition as a result of the loss of market exclusivity.
The increase in Net Product Revenues for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•ALDURAZYME: higher sales volume due to timing of order fulfillment to Sanofi as we recognize ALDURAZYME revenues when the product is released and control is transferred to Sanofi:
•NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, particularly in the Middle East.
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.; and
•VIMIZIM: higher sales volume due to new patients initiating therapy in the U.S. and timing of orders in countries that place large government orders, particularly in Latin America.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Quarterly Report for additional information. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Sales denominated in USD	$378.9	$257.9	$121.0	$1,017.5	$830.6	$186.9
Sales denominated in foreign currencies	355.0	310.4	44.6	1,056.3	908.8	147.5
Total net product revenues	$733.9	$568.3	$165.6	$2,073.8	$1,739.4	$334.4

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(22.6)	$(21.8)	$(0.8)	$(75.2)	$(71.9)	$(3.3)
The unfavorable impact for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was relatively flat. The unfavorable impact for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was driven by the weakening of the Argentine Peso, Japanese Yen and Brazilian Real, partially offset by strengthening of the Euro.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold by third parties, up-front licensing fees and milestones achieved by licensees or sublicensees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Royalty and other revenues	$11.9	$13.1	$(1.2)	$32.8	$33.6	$(0.8)
The change in Royalty and Other Revenues for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was relatively flat. We expect to continue to earn royalties from third parties in the future.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Total revenues	$745.7	$581.3	$164.4	$2,106.6	$1,773.0	$333.6
Cost of sales	$188.5	$128.0	$60.5	$444.1	$394.1	$50.0
Gross margin	74.7%	78.0%	(3.3)%	78.9%	77.8%	1.1%
Cost of Sales increased in the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, primarily from higher sales volumes and increased ROCTAVIAN inventory reserves, partially

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
offset by lower per-unit manufacturing costs. Gross margin decreased in the current three-month period due to higher sales volumes for products with lower margin, driven by ALDURAZYME sales volume and ROCTAVIAN inventory reserves. Gross margin increased in the current nine-month period due to higher sales volumes for products with higher margin, driven by VOXZOGO sales volume.
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
R&D consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Research and early pipeline	$104.9	$103.9	$1.0	$331.4	$280.4	$51.0
Later-stage clinical programs	10.1	—	10.1	17.8	30.7	(12.9)
Marketed Products	69.9	87.4	(17.5)	224.5	229.4	(4.9)
Total R&D	$184.9	$191.3	$(6.4)	$573.7	$540.5	$33.2
The decrease in R&D expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to the following:
•Marketed products: lower spend on ROCTAVIAN as we shift resources to the new VOXZOGO indications and our prioritized pipeline.
The decrease was partially offset by the following:
•Later-stage clinical programs: higher spend on clinical activities related to VOXZOGO for the treatment of hypochondroplasia.
The increase in R&D expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•Research and early pipeline: higher spend related to pre-clinical activities for new VOXZOGO indications and our prioritized pipeline.
This increase was partially offset by the following:
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
SG&A consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
S&M	$108.9	$121.9	$(13.0)	$351.1	$355.2	$(4.1)
G&A	144.6	93.9	50.7	391.3	277.7	113.6
Total SG&A	$253.5	$215.8	$37.7	$742.4	$632.9	$109.5
S&M consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Enzyme Products	$52.2	$54.9	$(2.7)	$163.8	$167.6	$(3.8)
VOXZOGO	28.0	27.4	0.6	90.4	78.4	12.0
ROCTAVIAN	17.0	27.2	(10.2)	65.0	74.6	(9.6)
Other	11.7	12.4	(0.7)	31.9	34.6	(2.7)
Total S&M	$108.9	$121.9	$(13.0)	$351.1	$355.2	$(4.1)
The decrease in S&M expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily attributed to reduced activities related to ROCTAVIAN as we focused commercial efforts in the U.S., Germany and Italy to align with our updated ROCTAVIAN strategy.
The increase in G&A expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to severance and restructuring costs associated with our portfolio strategy review and the associated organizational redesign efforts announced in 2024. The increase in G&A expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 also included incremental administrative costs, including consulting and legal fees.
We expect SG&A expense to remain relatively consistent in future periods as continued market expansion of our commercial products is partially offset by the benefits of our ongoing corporate initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Amortization of intangible assets	$5.0	$15.7	$(10.7)	$33.6	$47.0	$(13.4)

Gain on sale of nonfinancial assets	$—	$—	$—	$10.0	$—	$10.0
Amortization of intangible assets – the decrease in expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to the increase in the estimated useful life of an intangible asset and an intangible asset becoming fully amortized during the fourth quarter of 2023.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income	$18.1	$15.7	$2.4	$57.2	$40.3	$16.9
The increase in Interest Income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to higher balances and higher yields on our cash equivalents and investment portfolio. We expect Interest Income to decrease moderately over the next 12 months due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$3.0	$3.8	$(0.8)	$10.1	$11.2	$(1.1)
The decrease in Interest Expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was attributed to the maturity of our convertible debt that matured on August 1, 2024 (the 2024 Notes). We expect Interest Expense to decrease over the next 12 months due to the settlement of our 2024 Notes. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Other income (expense), net	$5.5	$(0.8)	$6.3	$2.2	$(18.3)	$20.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The increase in Other Income (Expense), Net for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to lower foreign currency transaction losses and the absence of the fiscal 2022 refundable tax credits received in 2023 with no comparable credits in 2024. The increase in Other Income (Expense), Net for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the lower foreign currency transaction losses and decreased loss on non-marketable securities.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Provision for income taxes	$28.4	$1.3	$27.1	$70.2	$22.0	$48.2
The increase in Provision for Income Taxes for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to higher year-to-date pre-tax income, a lower tax benefit related to stock option exercises, and a discrete benefit for a valuation allowance release in the third quarter of 2023.
There was no material impact resulting from the adoption of Pillar Two of the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting Project on our financial statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$675.4	$755.1	$(79.7)
Short-term investments	255.0	318.7	(63.7)
Long-term investments	562.0	611.1	(49.1)
Cash, cash equivalents and investments	$1,492.4	$1,684.9	$(192.5)
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
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$387.2	$131.8	$255.4
Net cash provided by (used in) investing activities	$60.1	$(46.3)	$106.4
Net cash used in financing activities	$(529.3)	$(29.6)	$(499.7)
The increase in net cash provided by operating activities in the nine months ended September 30, 2024 compared to September 30, 2023 was primarily attributed to the improved operating performance and timing of cash receipts from our customers, partially offset by the timing of payments to vendors, increased personnel-related payments resulting from our ongoing organizational redesign efforts and payment of income taxes.
The increase in net cash provided by investing activities in the nine months ended September 30, 2024 compared to September 30, 2023 was primarily attributable to lower net purchases of investments and a $10.0 million milestone received in connection with the sale of previously sold intangible assets, partially offset by an increase in purchases of intangible assets.
The increase in net cash used in financing activities in the nine months ended September 30, 2024 compared to September 30, 2023 was primarily due to the $495.0 million settlement of the 2024 Notes, which matured in August 2024.
Financing
Our $600.0 million (undiscounted) of convertible debt as of September 30, 2024 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of September 30, 2024, our indebtedness consisted of our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in May 2027.
For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2023.
In August 2024, we entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of September 30, 2024, there were no amounts outstanding under the credit facility and we were in compliance with all covenants.
Material Cash Requirements
Purchase Obligations
As of September 30, 2024, we had obligations of approximately $474.1 million, of which $269.8 million is expected to be paid in 2024. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
As of September 30, 2024, we were subject to contingent payments considered reasonably possible of $196.1 million, of this amount we may pay up to $4.1 million over the next 12 months if certain contingencies are met. See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our contingent obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our lease and unrecognized tax benefits as of September 30, 2024 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2024, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2024 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2024.
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
On April 4, 2024, a purported stockholder class action was filed against us and our Board of Directors in the Delaware Court of Chancery. The complaint also named as defendants Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., which are parties to the Cooperation Agreement with the Company. The complaint asserted a claim for declaratory judgment, seeking an order that certain provisions of the Cooperation Agreement are invalid, and, on April 4, 2024, the plaintiff moved for expedited proceedings as to the claim for declaratory judgment. In addition, the complaint asserted a claim for breach of fiduciary duty against certain directors in connection with approval of the Cooperation Agreement, as well as a claim against the Elliott parties for aiding and abetting the directors’ alleged breaches of fiduciary duty. On April 11, 2024, the Elliott parties executed a waiver of the challenged provisions in the Cooperation Agreement. In light of that waiver, on April 16, 2024, the plaintiff filed a stipulation and proposed order to dismiss the action as moot, with the court to retain jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and expenses. Also on April 16, 2024, the Court granted the order, dismissing all claims with prejudice, as to the named plaintiff only. The Company subsequently agreed to pay the attorneys’ fees and expenses of the plaintiff in full satisfaction of any and all claims by plaintiff and all of his counsel for fees and expenses in the action. On August 1, 2024, the Court entered an order closing the action, subject to the Company filing an affidavit with the Court regarding issuance of notice. On August 7, 2024, the Company filed an affidavit with the Court indicating that the notice was issued on August 5, 2024.

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
*As compared to our other, more traditional products, gene therapy products may present additional challenges with respect to the pricing, coverage, reimbursement, and acceptance of the product.
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
With respect to ROCTAVIAN specifically, we have entered into, and plan to enter into additional, outcomes-based agreements for the product with third-party payers to assist with realizing the value and sharing the risk of a one-time treatment, which make us subject to potential repayments if a patient does not respond to therapy or the therapeutic effect of the drug falls below specified thresholds. Although we have recorded, and will record, reserves for potential refunds under the outcomes-based agreements for ROCTAVIAN in the same period as sales, our revenues and financial results could be adversely affected if our assumptions underlying our refund reserves differ from actual experience or otherwise underestimate refund obligations. Additionally, the novelty and increased complexity of reimbursement with outcomes-based arrangements heightens the risk that our price reporting may be inaccurate or delayed, which may result in fines and liability.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely for seven years, along with other regulatory exclusivities that could block approval) or commercialize their products before we do. For example, with respect to ROCTAVIAN, we face a highly developed and competitive market for hemophilia A treatments and with respect to VOXZOGO, other companies are developing, and may in the future develop, products for treatment for achondroplasia that, if approved, could potentially compete with VOXZOGO even during the period of orphan drug exclusivity, for example by using an alternative formulation or a different delivery technology. As we commercialize our products, we have faced and may continue to face intense competition from other pharmaceutical companies, some of which may have more extensive resources and/or established relationships in the communities we seek to treat. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
As of September 30, 2024, we had cash, cash equivalents and investments totaling $1.5 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
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
As of September 30, 2024, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. As of September 30, 2024, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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
In addition, the 2024 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2024 Credit Agreement, the outstanding borrowings thereunder could become immediately due and payable, the 2024 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indenture governing the 2027 Notes. If we default under the 2027 Notes, the 2027 Notes could become immediately due and payable and it could lead to defaults under the 2024 Credit Agreement.
*In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Our outstanding indebtedness consists of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the 2027 Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. In addition, we also may borrow up to $600.0 million in revolving loans under the 2024 Credit Facility, which would be required to be repaid in cash at maturity in August 2029.
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, strong demand for VOXZOGO in certain markets outpaced our projections in recent quarters, and we have previously faced challenges meeting demand despite sufficient materials. While supply constraints have eased and we expect to have the ability to meet estimated demand and support ongoing clinical programs, we may face challenges meeting demand in the future, requiring us to postpone planned entry into additional markets until VOXZOGO inventory levels increase or delay certain VOXZOGO development activities. As a result of such inventory constraints, we have lost, and may in the future lose, potential VOXZOGO revenues that may never be recouped and our VOXZOGO development program could be adversely impacted.
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
•geopolitical and economic instability, such as the instability caused by Russia’s invasion of Ukraine and the conflicts in the Middle East;
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
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. We have experienced changes to our management team starting with the appointment of Alexander Hardy as our new President and Chief Executive Officer in December 2023. Since then, Cristin Hubbard was appointed as our new Executive Vice President and Chief Commercial Officer in May 2024, Dr. Greg Friberg was appointed as our new Executive Vice President and Chief Research & Development Officer in September 2024, and Dr. James Sabry was appointed as our new Executive Vice President and Chief Business Officer in October 2024. The recent changes in our management team could cause retention and morale concerns among current employees, and may create operational risks.
The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Recently, like many other employers in the U.S., we experienced increased employee turnover. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Additionally, we cannot be sure that the compensation costs of doing so will not adversely affect our operating results, and we may not be able to hire and train employees quickly enough to meet our needs. Moreover, during the second and third quarters of 2024, we announced reductions in our global workforce by an aggregate of approximately 395 employees. As a result, we could face employee attrition beyond our intended reductions in force and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer, which could make it more difficult for us to hire employees in the future. If we fail to retain employees and effectively manage our hiring needs, our efficiency, ability to meet forecasts, employee morale, productivity, and the success of our strategic plans could suffer, which may have an adverse effect on our business, financial condition, and operating results.
*Our success depends on our ability to manage our growth.
VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. For example, strong demand for VOXZOGO in certain markets outpaced our projections in recent quarters, and we have previously faced challenges meeting demand despite sufficient materials. While supply constraints have eased and we expect to have the ability to meet estimated demand and support ongoing clinical programs, we may face challenges meeting demand in the future. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
In addition, there is no guarantee that our research and development prioritization activities, including the acceleration or discontinuation of certain programs, will generate their expected benefits and the costs associated with such activities may be greater than anticipated. Such activities may also adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. If we are unable to execute on our business plan or realize the expected benefits of our research and development prioritization activities, then our operating results and financial condition may be materially and adversely affected.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, such as the instability caused by Russia's invasion of Ukraine and the conflicts in the Middle East, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities as set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Brian R. Mueller	Executive Vice President and Chief Financial Officer	Adoption	September 13, 2024	X		up to 39,314	August 29, 2025
Cristin M. Hubbard	Executive Vice President and Chief Commercial Officer	Adoption	September 13, 2024	X		up to 6,022 and all of the ESPP shares to be acquired(4)	August 29, 2025
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
(4)    The Rule 10b5-1 trading arrangement for Ms. Hubbard provides for the sale of (i) up to 6,022 shares of our common stock underlying certain RSU awards and (ii) all of the shares of our common stock to be acquired under our Employee Stock Purchase Plan (ESPP). The number of shares to be acquired under the ESPP is indeterminable at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the ESPP.

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

10.1
Credit Agreement, dated as of August 28, 2024, by and among BioMarin Pharmaceutical Inc., as the Borrower, Citibank N.A., as Administrative Agent and the Lenders party thereto, previously filed with the SEC on September 4, 2024 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is herein incorporated by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 31, 2024	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)