Form 10-K
period 2024-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2025-02-24
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 was $8.7 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 18, 2025, the registrant had 190,777,052 shares of common stock, par value $0.001, outstanding.
Documents Incorporated by Reference: Specified portions of the registrant's definitive proxy statement for the registrant's 2025 annual meeting of stockholders, which will be filed with the Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2024, are incorporated by reference under Part III of this Annual Report on Form 10-K.

BIOMARIN PHARMACEUTICAL INC.
2024 FORM 10-K ANNUAL REPORT

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
Business and Operational Risks
•Our success depends on our ability to manage our growth and execute our corporate strategy.
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
•Changes in methods of treatment of disease or failure of our products to gain acceptance by patients or the medical community could negatively impact demand for our products and adversely affect revenues.
•We have in the past entered and may in the future enter into licensing arrangements, and we may not realize the benefits of such licensing arrangements.
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
Financial and Financing Risks
•If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
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

Part I
Item 1. Business
Overview
BioMarin Pharmaceutical Inc. (BioMarin, we, us or our) is a global biotechnology company dedicated to translating the promise of genetic discovery into medicines that make a profound impact on the life of each patient. The San Rafael, California-based company, founded in 1997, has a proven track record of innovation with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, BioMarin pursues treatments that offer new possibilities for patients and families around the world navigating rare or difficult to treat genetic conditions.
Recent Developments
In 2024, we achieved $2.9 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued making important advancements in our product development pipeline. In the first half of 2024, we focused on value creation through working to accelerate growth, optimize efficiencies and drive operational excellence, including progress in executing on key strategic priorities first outlined in January 2024. We also completed a strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. In September 2024, we held an Investor Day, during which we provided an overview of our new corporate strategy focused on innovation, growth, and value commitment. Our new strategy includes, among other things, our plans to expand VOXZOGO for the treatment of conditions beyond achondroplasia, our initiatives to drive sustained growth of the Enzyme Therapies portfolio (ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ and VIMIZIM), and our decision to focus on the United States (U.S.), Germany and Italy with respect to ROCTAVIAN. We also announced our updated commercial organizational model, which starting in 2025, is structured around three business units: Skeletal Conditions, Enzyme Therapies and ROCTAVIAN. Please see the disclosures below in this Annual Report on Form 10-K for further discussion of these recent developments.
Commercial Products

Commercial Products	Indication	2024 Net Product Revenues (in millions of U.S. Dollars)
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA	$739.8
VOXZOGO (vosoritide)	Achondroplasia	$735.1
NAGLAZYME (galsulfase)	MPS VI	$479.6
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)	$355.0
ALDURAZYME (laronidase)	MPS I	$183.9
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)	$169.1
KUVAN (sapropterin dihydrochloride)	PKU	$120.9
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A	$26.0
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
VIMIZIM is approved for marketing in the U.S., the European Union (EU) and other international markets.
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

VOXZOGO is approved for marketing in the U.S. and Japan for the treatment of achondroplasia in children with open growth plates of all ages, in the EU for the treatment of children with open growth plates aged four months and older, and in other markets, including Australia and Brazil, for patients in various age ranges.
We continue to research VOXZOGO’s safety and effectiveness in children with achondroplasia while also advancing development across our CANOPY clinical program with VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency. Please see “Research and Development Programs – VOXZOGO” in this Annual Report on Form 10-K for additional information.
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
In the U.S., PALYNZIQ is only available through the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) program, which is required by the U.S. Food and Drug Administration (FDA) to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:
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
We are also seeking to expand PALYNZIQ into the 12 to 17 age group and completed enrollment of the Phase 3 study in 2024.
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
BRINEURA is approved for marketing in the U.S. and in the EU for children of all ages and in other international markets.
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
Generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. and the EU. Several generic versions of KUVAN have also been approved either centrally by the European Commission (EC) or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets.
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

In 2024, we announced that we will focus commercial, research and manufacturing activities in three prioritized countries, including the U.S., Germany and Italy as part of our updated ROCTAVIAN strategy.
Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks related to the commercialization of ROCTAVIAN.
Research and Development Programs
We have multiple clinical and preclinical product candidates in various stages of development that are intended to address the root causes of genetic conditions with a significant unmet medical need. Generally, our development programs have well-understood biology and provide an opportunity to be first-to-market or offer a substantial benefit over existing treatment options. A summary of our key clinical stage programs is provided below.
VOXZOGO
We are advancing development across our CANOPY clinical program with VOXZOGO for the treatment of hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency. In 2024, we began enrollment in the pivotal Phase 3 registration-enabling study for the treatment of hypochondroplasia.
BMN 333
BMN 333 is a longer-acting CNP in development for the treatment of multiple growth disorders, including achondroplasia and hypochondroplasia. We initiated the first-in-human study of BMN 333 in January 2025.
BMN 349
BMN 349 is an oral therapeutic in development for the treatment of liver disease associated with Alpha-1 Antitrypsin Deficiency. We completed the single-ascending dose phase of the first-in-human study and dosing in the multiple-ascending dose phase of the study began in December 2024.
BMN 351
BMN 351 is our next-generation oligonucleotide in development for the treatment of Duchenne Muscular Dystrophy (DMD). We completed enrollment into the first and second dose cohorts in late 2024.
Manufacturing
We manufacture the active pharmaceutical ingredients (API) for ALDURAZYME, NAGLAZYME, PALYNZIQ, VOXZOGO, and ROCTAVIAN in our production facilities located in Novato, California. We also have a commercial-scale gene therapy manufacturing facility, located in Novato, California. We manufacture the API for BRINEURA and VIMIZIM in our manufacturing facility in Shanbally, Cork, Ireland. Our Novato and Shanbally facilities have been inspected and have demonstrated compliance with current Good Manufacturing Practice (cGMP) to the satisfaction of the FDA, the EC and health agencies in other countries. We also have installed aseptic filling and drug product packaging capabilities at the Shanbally site, which received EU approval in 2024. Additional regulatory inspections of this new drug product filling facility are planned and/or anticipated over the coming months.
We contract with third parties to manufacture PALYNZIQ and KUVAN API. Additionally, most of our drug product manufacturing (which includes vials, syringes, tablets, and powder) is performed externally by contract manufacturers. The volume mix will change as drug product filing operations initiate and expand in the Shanbally site. Packaging operations are effectively split between installed capacity at the Shanbally site and several contract manufacturers. We expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, drug product, and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sale. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMP certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies.

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
Sales and Marketing
We have established a commercial organization, which starting in 2025, is primarily structured around three business units: Skeletal Conditions, Enzyme Therapies and ROCTAVIAN. This organization, which includes a sales force, supports our product lines directly in the U.S., Europe, South America and certain other significant markets. For other selected markets, we have signed agreements with other companies to act as distributors of all our products, other than ALDURAZYME. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future.
Sanofi has the exclusive right to distribute, market and sell ALDURAZYME globally and is required to purchase its requirements exclusively from us.
In the U.S., our products (other than ALDURAZYME) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than ALDURAZYME). We believe that with moderate changes in 2025, including changes in connection with the reorganization of the commercial organization described above, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, will likely require expansion of our commercial organization, including our sales force, in the U.S. and international markets.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Customers for our products (other than ALDURAZYME) include a limited number of specialty pharmacies and end-users, such as hospitals and non-U.S. government agencies. We also sell our products (other than ALDURAZYME) to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, governments place large periodic orders for our products. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. PALYNZIQ is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2024, 25% of our net product revenue was generated by two customers. Sanofi is our sole customer for ALDURAZYME and is responsible for distributing, marketing, and selling ALDURAZYME to third parties.
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
VOXZOGO
VOXZOGO, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S, QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc., Tyra Biosciences Inc., and preclinical product candidates from other companies, including Abbisko Therapeutics Co Ltd, C-Biomex Co., Ltd, Changchun GeneScience Pharmaceuticals Co., Ltd., Immunoforge, Co. Ltd., Novo Nordisk A/S, Peptron Inc., Prolynx Inc., and SiSaf Ltd.
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
PALYNZIQ and KUVAN
There are currently no other approved, non-generic drugs on the market in the U.S. or the EU for the treatment of PKU. However, generic versions of KUVAN are available in several countries around the world, including multiple generic versions in the U.S. and the EU. Several generic versions of KUVAN have also been approved either centrally by the EC or on a country-by-country basis throughout the EU. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by generic versions of KUVAN in the U.S. and international markets. PALYNZIQ and KUVAN also have potential competition from clinical stage product candidates from Agios Pharmaceuticals Inc., Jnana Therapeutics Inc. (a subsidiary of Otsuka Pharmaceutical Co., Ltd.), PTC Therapeutics, Inc., SOM Innovation Biotech, S.A., SChoia Pharma Inc., and Synlogic, Inc. and earlier stage product candidates, including, but not limited to, product candidates from Evox Therapeutics Limited, Tessera Therapeutics, Inc., and Pluvia Biotech. Other companies are also developing gene therapy product candidates for PKU.
ROCTAVIAN
ROCTAVIAN, a gene therapy for the treatment of adults with severe hemophilia A, has potential competition from marketed recombinant factor VIII replacement therapies, including products marketed by Bayer AG, CSL Behring, Novo Nordisk A/S, Pfizer, Inc., Sanofi S.A., and Takeda Pharmaceutical Company Limited, and a novel bispecific antibody marketed by the Roche Group. In addition, ASC Therapeutics, Inc., Pfizer, Inc., and the Roche Group are developing novel gene therapy product candidates, and the Roche Group and Sanofi S.A. are developing novel non-factor replacement product candidates for the treatment of hemophilia A.

Research and Development Programs
VOXZOGO
VOXZOGO, for the treatment of hypochondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), and a preclinical product candidate from Tyra Biosciences Inc.

VOXZOGO, for the treatment of idiopathic short stature could have competition from marketed branded and generic human growth hormones, clinical stage products (marketed for other indications) under development by Ascendis Pharma A/S, and Novo Nordisk A/S, and additional clinical stage products by Anhui Anke Biotechnology (Group) Co., Ltd. and Changchun GeneScience Pharmaceuticals Co., Ltd.
VOXZOGO, for the treatment of Noonan syndrome, Turner syndrome, and SHOX deficiency could have competition from marketed branded and generic human growth hormones, clinical stage products (marketed for other indications) under development by Ascendis Pharma A/S and Novo Nordisk A/S, an additional clinical stage product from Changchun GeneScience Pharmaceuticals Co., Ltd., and a preclinical product candidate from Cavalry Biosciences.
BMN 333
BMN 333, for the treatment of achondroplasia could have competition from clinical stage products under development by Ascendis Pharma A/S, QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc., Tyra Biosciences Inc., and preclinical product candidates from other companies, including Abbisko Therapeutics Co Ltd, C-Biomex Co., Ltd, Changchun GeneScience Pharmaceuticals Co., Ltd., Immunoforge, Co. Ltd., Novo Nordisk A/S, Peptron Inc., Prolynx Inc., and SiSaf Ltd.
BMN 333, for the treatment of hypochondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), and a preclinical product candidate from Tyra Biosciences Inc.
BMN 349
BMN 349, for the treatment of liver disease associated with Alpha-1 Antitrypsin Deficiency, could have competition from Arrowhead Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited.
BMN 351
BMN 351, for the treatment of DMD, could have competition from marketed oligonucleotide and gene therapy products by Sarepta Therapeutics, Inc., steroids by Catalyst Pharmaceuticals, Inc., PTC Therapeutics, Inc., and Santhera Pharmaceuticals Holdings AG, and an epigenetic therapy by Italfarmaco S.p.A. In addition, BMN 351 could have potential competition from clinical product candidates for exon 51 skipping amenable DMD by Dyne Therapeutics, Inc. and PepGen, Inc., and gene therapy product candidates from Regenxbio, Inc. and Solid Biosciences, Inc.
Patents, Proprietary Rights and Regulatory Exclusivity
Our success depends on an intellectual property portfolio that supports our future revenue streams and also creates barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; licensing and acquiring new patents and patent applications; and pursuing, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. For example, in January 2025, we initiated legal action against Ascendis Pharma A/S at the Unified Patent Court (UPC) in Munich, Germany, for infringement of our patent covering long-acting variants of CNP. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including registrations, assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.
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
The table below lists our active patents and patent applications of primary importance for our products other than ALDURAZYME, NAGLAZYME and KUVAN by territory, general subject matter (including composition, methods of treatment and approved use, methods of production and purification, pharmaceutical compositions and clinical formulations) and latest expiry date. With respect to ALDURAZYME and NAGLAZYME, the last of our patents expired in November 2020 and November 2023, respectively. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately in the table below. We continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our products that may, if issued, extend patent exclusivity beyond the expiration dates listed in the table below.

Product	Territory	Patent No(s).	General Subject Matter	Patent Expiration
BRINEURA	U.S.	9,044,473	Method of treatment by administration into the cerebrospinal fluid	February 18, 2031
		10,279,015	Formulation; kit	May 5, 2036
	EU
		EP3294345	Formulation	May 5, 2036
PALYNZIQ	U.S.	7,534,595	Composition; method of treating	May 24, 2032(1)
		10,221,408	Purification	February 3, 2031
		9,557,340	Antibody detection assay	July 30, 2029
		11,505,790	Regimen	February 3, 2031
		11,919,633	Method of treating adolescent subjects	May 18, 2042
	EU	2152868	Composition; pharmaceutical composition	May 23, 2028 / May 23, 2033(2)
		2531209; 3025728	Formulation; purification	February 3, 2031
ROCTAVIAN	US	9,504,762; 10,463,718; 11,406,690	Compositions, Methods of Treatment, Production	September 10, 2034(3)
		10,512,675; 11,690,898	Formulation, Clinical Methods of Treatment	April 10, 2037 December 19, 2038
	EU	3044231	Compositions, Methods of Treatment	September 10, 2034(4)
VIMIZIM	U.S.	8,128,925	Compositions; methods of treatment	April 10, 2030
		8,765,437	Purification; formulation; methods of treatment	January 10, 2032
	EU	2245145	Composition; use for treating	April 30, 2029(5)
		2595650	Purification; composition; use for treating; formulation	July 22, 2031
		3219795	Method of producing	January 16, 2029
VOXZOGO	U.S.	8,198,242	Compositions, Methods of Treatment	June 11, 2030(6)
		9,907,834	Formulation	August 1, 2036
		10,646,550	Clinical methods of treatment	August 1, 2036
	EU	2432489	Compositions, Methods of Treatment	May 20, 2030(7)
		3328416	Formulation, Use	August 1, 2036
(1)    Date of expiry includes the granted patent term extension (PTE).
(2)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to May 23, 2033 in certain European countries, including Austria, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland France, Germany, Greece, Hungary, Ireland, Iceland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Spain, Slovakia, Slovenia, Sweden, and United Kingdom.
(3)     We filed for a PTE for these patents, and if granted, we expect the patents’ expirations will extend to June 29, 2037 for the 9,504,762 patent and November 21, 2036 for the 11,406,690 patent.
(4)    We applied for SPCs for this patent and we have to date received SPC to extend the patent expiration to August 25, 2037 in certain European countries, including Austria, Bulgaria, Cyprus, Denmark, Estonia, France, Hungary, Italy, Latvia, Malta, Netherlands, Portugal, Spain and Sweden.
(5)    We applied for SPCs for this patent, and we have to date received SPC to extend the patent expiration to April 30, 2029 in certain European countries, including Austria, Belgium, Bulgaria, Cypress, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden, Switzerland and the United Kingdom.
(6)    We filed for a PTE for this patent, and if granted, we expect the patent expiration will extend to May 20, 2035.

(7)    We applied for SPCs for this patent and have been granted SPCs so far in Greece, Great Britain, Croatia, Estonia, Finland, Hungary, Sweden, France, Italy, Portugal, Norway, Czech Republic, Japan, and Australia, extending the patent expiration to May 20, 2035.
In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the EU through the dates set forth below:

Commercial Products	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
BRINEURA	2031(3)	2029	2029
PALYNZIQ	2025	2030	2029
ROCTAVIAN	2030	2035	2032
VIMIZIM	Expired	2026	2026
VOXZOGO	2030(4)	Not Applicable	2031
(1)    See “Government Regulation—Other Regulation—Orphan Drug Designation” in this Annual Report on Form 10-K for further discussion.
(2)    See “Government Regulation—Other Regulation—Exclusivity for Biologics in the U.S.” in this Annual Report on Form 10-K for further discussion.
(3)    BRINEURA's U.S. orphan drug exclusivity relating to the treatment of CLN2 for (i) symptomatic patients of three years of age and older expired in 2024 and (ii) patients of less than three years of age and asymptomatic patients of three years of age and older expires in 2031.
(4)    VOXZOGO's U.S. orphan drug exclusivity relating to the treatment of achondroplasia for (i) children of five years of age and older expires in 2028 and (ii) children of less than five years of age expires in 2030.
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
Government Regulation
Regulation by governmental authorities in the U.S., European countries and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products. Our industry is subject to significant federal, state, local and non-U.S. regulation. Our products require approval from the FDA, the EC (on the basis of the scientific opinions issued by the European Medicines Agency (EMA)) and corresponding agencies in other countries before they can be marketed. Failure to comply with applicable U.S. and foreign requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning or untitled letters, investigations, product recalls, product seizures, total or partial suspension or withdrawal of marketing, production or distribution authorizations, injunctions, fines, civil penalties, and criminal prosecution.
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
After completion of the required clinical testing, an application is prepared and submitted to the applicable regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway) (the EEA), there are two types of marketing authorizations (MA), namely: (i) the “Union” MA, which is issued by the EC through the so-called “centralized procedure”, based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use (CHMP), and results in a single marketing authorization that is valid across the EEA; and (ii) “National MAs,” which are issued by the competent NCAs and only cover their respective territory. The centralized procedure is mandatory for certain types of products such as: (i) medicinal products derived from certain biotechnology processes, (ii) designated orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other auto-immune dysfunctions, viral diseases; and (iv) Advanced Therapy Medicinal Products (ATMPs) (such as gene therapy, somatic cell therapy or tissue-engineered medicines). The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA. Similarly, in the EU, the submission of an MAA is subject to the payment of fees, a waiver of which may be obtained only under limited circumstances. The FDA and the EMA initially review the applications for a threshold determination that it is sufficiently complete to permit substantive review. The regulatory agency may request additional information rather than accepting an application for filing or validation. Once the submission is accepted, the applicable agency begins an in-depth review. For the FDA, the review period for standard review applications for new molecular entities is typically ten months from the date the company files the application and, for priority review of drugs, that is, drugs that the FDA determines address a significant unmet need and represent a significant improvement over existing therapy, the review period is typically six months from the date the company files the application. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA/BLA, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed and the NDA/BLA has been resubmitted, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.
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
In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Under the FDA’s accelerated approval regulations, the FDA may approve a drug, including a fast track drug, for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial to verify and describe the clinical benefit of the drug. Failure to conduct a required post-approval study with due diligence, including with respect to the conditions specified by the FDA, or confirm a clinical benefit through a post-marketing study will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. The Food and Drug Omnibus Reform Act (FDORA) added provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
Post-Approval Regulatory Requirements
Following approval, the FDA and the regulatory authorities around the world will impose certain post-approval requirements related to a product. As a condition of NDA or BLA approval, the FDA may require a REMS, to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Similar rules apply outside of the U.S. For example, products approved in the EU may be subject to post-authorization requirements such as the obligation to perform post-authorization efficacy studies (PAES) or post-authorization safety studies (PASS) imposed as conditions to the MA, or other Risk Minimization Measures (RMMs), such as educational programs or controlled access programs, which may sometimes vary from one EU Member State to another. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, if a company obtains original approval for a product via an accelerated approval pathway, the company will be typically required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of the marketing approval for a product.
Commercial products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require a submission to and approval by the FDA or the EC, as applicable, before the change can be implemented. An NDA/BLA, PMA, or MAA supplement for a new indication typically requires clinical data similar to that in the original application, and similar procedures and actions apply in reviewing NDA/BLA, PMA, or MAA supplements as in reviewing NDAs/BLAs, PMAs, and MAAs.
Adverse event reporting and submission of periodic reports is required following marketing approval. Either the FDA or the EC/EMA may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as the manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug, device, and biological product manufacturers and certain of their subcontractors are subject to periodic unannounced inspections by the FDA, the EMA/NCAs, during which the inspectors audit manufacturing facilities to assess compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products. Similarly, in the EU, stringent rules have been introduced to fight medicine falsifications and to ensure that the trade in medicines is subject to rigorous controls. Measures required to ensure that include: a unique identifier and an anti-tampering device on the outer packaging of drugs, stringent rules on import of active pharmaceutical ingredients and record-keeping requirements for wholesale distributors.

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
Other Regulation
Exclusivity for Biologics in the U.S.
The Biologics Price Competition and Innovation Act of 2009 (BPCIA), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the PPACA), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed reference biological product. Biosimilars are licensed based on FDA’s findings of safety, purity, and potency for a previously FDA-licensed product called a reference product. There must be no differences in route of administration, dosage form, and strength to rely on a given reference product, and there can be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one comparative clinical study sufficient to demonstrate safety, purity, and potency in one or more conditions of use for which the reference product is licensed, absent a waiver from the FDA. A biosimilar also may meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider. For licensure as an interchangeable biosimilar, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once to an individual, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. A reference biologic is granted 12 years of data exclusivity from the time of first licensure of the reference product during which no biosimilar referencing such biologic can be licensed by FDA, and no such biosimilar application relying on the reference product can be submitted for four years from the date of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for exclusivity precluding marketing of interchangeable biosimilars referencing the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar to be approved, (ii) eighteen months after the first interchangeable biosimilar is approved if there is not patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if the interchangeable applicant has been sued under the BPCIA and any related patent litigation is ongoing within the 42-month period.
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
Orphan drug designation does not shorten the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same condition, except in limited circumstances, for seven years in the U.S. and ten years in the EU (extendable to twelve years for medicines that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006) and, in addition, a range of other benefits during the development and regulatory review process are available in the EU, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. Among the benefits of orphan drug designation in the U.S. are tax credits for certain research and a waiver of the NDA/BLA application user fee. Orphan drug exclusive marketing rights obtained upon approval of an orphan-designated drug may be lost under certain conditions, such as if the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. A competitor may also demonstrate that its proposed product is “clinically superior” to a product with orphan drug exclusivity, allowing for approval and market entry of the same drug for the same condition during the first product’s orphan drug exclusivity period. In the EU, a MA may be granted to a similar medicinal product with the same orphan indication during the regulatory exclusivity period with the consent of the MA holder for the original orphan medicinal product or if the MA holder of the original orphan medicinal product is unable to supply sufficient quantities. A MA may also be granted to a similar medicinal product with the same orphan indication if the second applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity.
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
Other Regulatory Requirements
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, patient data privacy and security, and transparency statutes and regulations.
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
The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states while other states prohibit various other marketing-related activities. Other states require submission or disclosure of certain pricing information and/or notifications and information about price increases that exceed a specified threshold. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, states including California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes and additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Sanctions under these federal and state laws may include significant penalties, including administrative and criminal sanctions, civil monetary penalties, damages, monetary fines, disgorgement, exclusion of a company from federal healthcare programs, integrity oversight and reporting obligations, criminal fines, contractual damages, reputational harm, diminished profits and future earnings, curtailment of operations and imprisonment.
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

Third-party payers carefully review and increasingly challenge the prices charged for drugs, examine their medical necessity, and review their cost effectiveness. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. One payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Moreover, the process for determining whether a third-party payer will provide coverage for a product may be separate from the process for establishing the reimbursement rate that such a payer will pay for the product. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. A payer’s decision to provide coverage for a product does not necessarily mean that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain high enough price levels to realize sufficient revenues from our investment in product development. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Government Pricing and Reimbursement Programs for Marketed Drugs in the U.S.
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (referred to as ANDAs), the minimum rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the minimum rebate amount is generally the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator and non-innovator products may also be subject to an additional inflation rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the AMP for a previous baseline quarter. For many years, the total rebate amount for a unit of a drug was capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.
The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. CMS may also impose penalties against a manufacturer that is notified by CMS about a “misclassification”, defined as an incorrectly reported drug attribute (for example, an erroneous classification of non-innovator rather than innovator), and fails to correct the error within 30 days. The penalties include monetary penalties and/or suspension of the drug from Medicaid coverage until the error is corrected. CMS may also suspend a manufacturer’s Medicaid rebate agreement if a manufacturer fails to submit the required pricing reports or fails to correct a misclassification within 90 calendar days after receiving notice from CMS.
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
Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and hospital outpatient departments for drugs covered under Medicare Part B. Under the Inflation Reduction Act (IRA), manufacturers are also required to provide quarterly rebates for certain single-source drugs and biologics (including biosimilars) covered under Medicare Part B with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to the Medicare Part B inflation rebates. This requirement started on January 1, 2023, for drugs approved on or before December 1, 2020, and begins six quarters after a drug is first marketed for all other drugs. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
Medicare Part D provides prescription drug benefits for individuals at least 65 years of age and certain people with disabilities. Enrollees in Part D plans, after they meet a deductible, pay a co-insurance of 25% until they reach the out-of-pocket limit, after which they have no co-insurance. The out-of-pocket limit is $2,000 in 2025 and is to be adjusted for inflation thereafter. Each manufacturer of drugs approved under NDAs or BLAs, in order for these drugs to be reimbursed by Medicare Part D, is required to enter into a Medicare Part D manufacturer discount agreement with HHS and provide a discount on those drugs dispensed to Medicare Part D enrollees. The discount is 10% of Part D enrollees’ prescription costs for brand drugs above the deductible and below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to Medicare Part D inflation rebates.
The IRA also allows the U.S. Department of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA's price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.
U.S. Federal Contracting and Pricing Requirements
Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs or BLAs, available to authorized users of the Federal Supply Schedule (FSS), which is administered by the Department of Veterans Affairs. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for the manufacturer’s covered drugs to be eligible for purchase by these agencies and also in order for federal funding to be available for reimbursement of the manufacturer’s drugs under Medicaid and Medicare Part B. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (FCP), which is at least 24% below the Non-Federal Average Manufacturer Price (Non-FAMP) for the prior government fiscal year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.
The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for significant civil monetary penalties per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions, and civil penalties under the Federal False Claims Act if such failures are knowing.

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
Pediatric Indications
In the U.S., under the Pediatric Research Equity Act of 2007 (PREA), most NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by statute or regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted; the orphan drug exemption, however, does not apply where the product is a molecularly-targeted oncology drug. The Best Pharmaceuticals for Children Act (BPCA) provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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
Human Capital
As of December 31, 2024, we had 3,040 employees worldwide, of whom 1,472 were in operations, 635 were in research and development, 458 were in sales and marketing and 475 were in administration. Of the 3,040 employees as of December 31, 2024, 1,917 employees were in the U.S. and Canada, and 1,123 employees were outside of North America, including 920 in Europe and the Middle East, 131 in Latin America and 72 in Asia Pacific. We also leverage temporary workers to fill short-term positions for our business and manufacturing needs. A significant portion of our employee base in the U.S. and Ireland works onsite supporting manufacturing and laboratory operations.
Diversity, Equity and Inclusion
At BioMarin, prejudice, racism and intolerance are unacceptable. We are committed to removing barriers to employment and embedding fairness and opportunity across all aspects of our organization, including hiring, promotion and development practices. At the direction of BioMarin's senior leadership team, our human resources department has implemented policies, processes, and programs to improve inclusion at all levels of the organization. In addition, the Corporate Governance and Nominating and Compensation Committees of our Board of Directors regularly receive reports on our initiatives and offer valuable insights and recommendations to management in addition to providing appropriate oversight. As part of our ongoing governance review, we are evaluating the potential impact of the presidential executive orders issued in early 2025 regarding diversity, equity and inclusion on our policies, processes and programs as well as our business.
As of December 31, 2024, racial and ethnic minorities represented 51% of our employees in the U.S. Globally, 50% of our workforce were women and 50% of our positions at director-level and above were held by women. We are committed to continuing our ongoing efforts to eliminate barriers to employment, and support diversity by expanding our talent search for all positions, including leadership.
Equality, inclusiveness and belonging are central to BioMarin's culture, and we work to make our company a place where every employee feels heard, respected and valued. We believe encouraging and incorporating ideas from employees with different backgrounds helps us better serve our patients, achieve our business goals and objectives and provide employees with a fulfilling work experience. We also continue to support our employee resource groups that build community for all employees, including those from underrepresented populations. Our Foundational and Advanced Diversity, Equity and Inclusion training empowers every employee to champion inclusion with opportunities for deeper learning and growth. Furthermore, through mentorship and leadership development programs, we cultivate our talent and create pathways for employees to thrive.

Compensation, Benefits and Well-being
We offer competitive compensation and benefits in order to attract and retain excellent employees and support their overall well-being. Our total rewards compensation package includes market-competitive salary, the potential to earn bonuses or sales commissions, equity, healthcare benefits, retirement savings plans, paid time off and family leave, wellness programs such as subsidized access to fitness centers and onsite fitness facilities, an Employee Assistance Program and other mental health services.
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
Business and Operational Risks
Our success depends on our ability to manage our growth and execute our corporate strategy.
In 2024, we announced our new corporate strategy for focused on innovation, growth, and value commitment, which includes, among other things, the acceleration or discontinuation of certain programs, the expansion of our pipeline, update to our commercial organizational model, and cost transformation. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
As part of the strategy, we have announced that we are advancing VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. For example, strong demand for VOXZOGO in certain markets outpaced our projections in the past, and we have previously faced challenges meeting demand despite sufficient materials. While supply constraints have eased and we expect to have the ability to meet estimated demand and support ongoing clinical programs, we may face challenges meeting demand in the future. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
In addition, there is no guarantee that our corporate strategy will generate its expected benefits and the costs associated with implementing such strategy may be greater than anticipated. The execution of such strategy may also adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. If we are unable to execute on our corporate strategy or realize its expected benefits, then our business, operating results and financial condition may be materially and adversely affected.
If we fail to develop new products and product candidates or compete successfully with respect to acquisitions, joint ventures, licenses or other collaboration opportunities, our ability to continue to expand our product pipeline and our growth and development would be impaired.
Our future growth and development depend in part on our ability to successfully develop new products from our development activities. The development of biopharmaceutical products is very expensive and time intensive and involves a great degree of risk. The outcomes of research and development programs are inherently uncertain and may not result in the commercialization of any products.
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
We also face competition from generic versions of our products. For example, generic versions of KUVAN are available in several countries around the world, including in the U.S. and the European Union (EU), which has adversely affected and will continue to adversely affect our revenues from KUVAN. Competitors launching generic versions of our products independently establish the price of such products and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. After any introduction of a generic product, a significant percentage of the prescriptions written for our branded products will likely be filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. We expect that the approval and launch of generic versions of our products and the approval and launch of branded products that compete with our products will continue to have a negative impact and could have a material adverse effect on our sales of our products and on our business, financial condition, results of operations and growth prospects.
If we fail to obtain and maintain an adequate level of coverage and reimbursement for our products by third-party payers, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.
The course of treatment for patients using our products is expensive. We expect that most families of patients will not be capable of paying for our treatments themselves. For most of our products, we expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. There will be no commercially viable market for our products without coverage and reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenues and gross margin will be adversely affected.
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
Changes in methods of treatment of disease or failure of our products to gain acceptance by patients or the medical community could negatively impact demand for our products and adversely affect revenues.
Even if our product candidates are approved, if doctors were to elect a course of treatment which does not include our products, this decision would reduce demand for our products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as ALDURAZYME, NAGLAZYME, and VIMIZIM in MPS diseases, could be greatly reduced. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.
We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. The commercial success of ROCTAVIAN will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Although administration of a gene therapy product like ROCTAVIAN is intended to correct an inborn genetic defect for at least several years, if the therapeutic effect of ROCTAVIAN decreases significantly or ceases entirely, it is uncertain whether redosing would be possible or effective. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Additionally, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, ROCTAVIAN. If we do not accurately forecast demand and manufacture ROCTAVIAN in amounts that exceed actual demand, then we may build excess inventory that may need to be written off, or incur an impairment charge with respect to the facility where ROCTAVIAN is manufactured, all of which could adversely affect our operating results.

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
We have been, and may in the future be, subject to activities initiated by activist investors. For example, in December 2023, we entered into a Cooperation Agreement with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., which expired in December 2024 pursuant to the terms of the agreement. We may not be successful in engaging constructively with one or more investors in the future despite our efforts to maintain constructive and ongoing communications with all investors. Resulting actions taken by activist investors from time to time have and could in the future conflict with our strategic direction, divert the attention of our Board of Directors, management, and employees, be costly and time-consuming, and disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationships with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of activist investor actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.
Regulatory Risks
If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenues from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain approval from the U.S. Food and Drug Administration (FDA) for each product candidate that we intend to commercialize, and in the EU, we must obtain approval from the European Commission (EC), based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA). The FDA and EC approval processes are typically lengthy and expensive, and approval is never certain. To obtain regulatory approval, we must first show that our product candidates are safe and effective for target indications through preclinical studies and clinical trials. Preclinical studies and clinical development are long, expensive and uncertain processes. Completion of clinical trials may take several years, and failure may occur at any stage of development. The length of time required varies substantially according to the type, complexity, novelty and intended use of a product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory authority will mean that other authorities will also approve the same product candidate. Similarly, in the EU, a positive CHMP opinion for approval of a product candidate does not guarantee that the EC will approve the product candidate. Moreover, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
Regulatory authorities and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. For example, on April 26, 2023, the EC adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. While discussions are still ongoing as part of the legislative process, this proposal may result in a decrease in data and market exclusivity for our product candidates in the EU.
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system. Some of these products intended to be used with a medical device may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, medical devices and medicinal products are regulated separately, through different legislative instruments. The related applicable requirements will vary depending on the type of drug-device combination product. If, for example, a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements (GSPRs) established for medical devices by EU medical devices legislation apply to the device component of such combination products. In addition, some of our products require use with an in vitro companion diagnostic. Our product candidates may also require use with an in vitro companion diagnostic if the FDA determines that the companion diagnostic is essential for safe and effective use of the product candidate. The FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. Most companion diagnostics require approval of a premarket approval application. In the EU, companion diagnostics are deemed to be in vitro diagnostic medical devices and must conform with the applicable GSPRs. To demonstrate compliance with the GSPRs, companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has been, or is in the process of being, authorized through the centralized procedure for the authorization of medicinal products, the Notified Body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. Our product candidates intended for use with separately regulated devices, such as companion diagnostics, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals, clearances, or certifications. Where approval of the drug or biologic product and device is sought under a single application, such as a drug with an injector or delivery system, the increased complexity of the review process may delay approval. The FDA and EU review processes and related criteria are complex, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

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
Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling and Summary of Product Characteristics. In particular, a product may not be promoted for uses that are not approved by the FDA or the EC as reflected in the product’s approved labeling. Although the FDA and other comparable international and national regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other national competent authorities or international regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we are not able to promote any products we develop for indications or uses for which they are not approved. Additionally, in the EU, it is prohibited to promote prescription drugs to the general public and we are therefore limited to promote our products exclusively to healthcare professionals. Public prosecutors, industry associations, healthcare professionals and other authorities and members of the public, including competitors, closely scrutinize advertising and promotion of any product in the EU.
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
We expect that coverage and reimbursement may be increasingly restricted in all the markets in which we sell our products. The escalating cost of healthcare has led to increased pressure on the healthcare industry to reduce costs. In particular, drug pricing by pharmaceutical companies has been under scrutiny for many years and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payers have proposed healthcare reforms and cost reductions. A number of federal and state proposals to control the cost of healthcare, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several U.S. congressional inquiries and proposed bills and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding healthcare may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In the U.S., there have been several congressional inquiries, proposed and enacted federal and state legislation and executive action designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which allows, among other things, U.S. Department of Health and Human Services (HHS) to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA's provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.
Prior to the IRA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), expanded healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the PPACA. Although the PPACA has generally been upheld thus far, it is unclear how continued challenges to the law may impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
In addition, individual states in the U.S. have also increasingly enacted laws and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, price and price increase disclosure and reporting requirements, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Likewise, in many EU Member States, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our commercial products and any product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU Member States and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenues and results of operations. Moreover, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In 2022, the EC adopted the HTA regulation, which is intended to boost cooperation among EU Member States in evaluating new medicinal products. The HTA regulation became applicable s January 2025 and may result in increased downward pricing pressure in the EU.
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
In the U.S., the company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity for the approved therapeutic indication (extendable to twelve years for orphan drugs that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006), during which the EC and EU Member States cannot accept another marketing authorization (MA) application or accept an application to extend existing authorizations for similar medicinal products for the same indication and no MA can be granted. MAs may also be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the MA holder for the first orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities. MAs may also be granted for the same therapeutic indication in relation to products that are not similar. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation and resulting regulatory exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act and/or the Orphan Regulation, as applicable, to maintain a competitive position. If we do not obtain orphan drug designation and related regulatory exclusivity for our products that do not have broad patent protection or if a competing product is determined to be, for example, "clinically superior" to any of our products that has secured orphan drug exclusivity, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
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
Our ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ, ROCTAVIAN and VIMIZIM products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act (the PHS Act). Biologics require the submission of a Biologics License Application (BLA) and licensure by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated licensure of biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. A similar abridged MA process is available to biosimilar products in the EU. In particular, applicants for MAs of biosimilars are required to demonstrate through comprehensive comparability studies with the reference biological medicine that: a) their biological medicine is highly similar to the reference medicine, notwithstanding natural variability inherent to all biological medicines; and b) there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy.
Our products approved under BLAs in the U.S. or as a result of Marketing Authorization Applications (MAAs) in the EU, as well as our product candidates that may be approved in the future, could be reference products for biosimilar marketing applications. In the U.S., a follow-on biologic may be deemed interchangeable with, and automatically substitutable for, a reference product if its sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Even though the BPCIA establishes a period of 12 years of data exclusivity for reference products, such data exclusivity only blocks licensure of biosimilars relying on the product as a reference product; it will not prevent the licensure of the same product for the same or different indications that does not seek to rely on reference product data. In the EU, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which biosimilar applications may be submitted and the reference product's data may be referenced but biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.
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
As of December 31, 2024, we had cash, cash equivalents and investments totaling $1.7 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
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
•our ability to successfully market, protect, and sell our products;
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
As of December 31, 2024, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. As of December 31, 2024, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, strong demand for VOXZOGO in certain markets outpaced our projections in the past, and we have previously faced challenges meeting demand despite sufficient materials. While supply constraints have eased and we expect to have the ability to meet estimated demand and support ongoing clinical programs, we may face challenges meeting demand in the future, requiring us to postpone planned entry into additional markets until VOXZOGO inventory levels increase or delay certain VOXZOGO development activities. As a result of such inventory constraints, we have lost, and may in the future lose, potential VOXZOGO revenues that may never be recouped and our VOXZOGO development program could be adversely impacted.
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
Also, we may be required to demonstrate product comparability between a biological product made after a manufacturing change and the product made before implementation of the change through additional types of analytical and functional testing or may have to complete additional nonclinical or clinical studies. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls, and may therefore experience difficulty if further process development is necessary.
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
Risks Related to International Operations

We conduct a significant amount of our operations and generate a significant percentage of our sales outside of the U.S., which subjects us to additional business risks that could adversely affect our revenues and results of operations.
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
•parallel trade in our products, such as importation of our products, whether legally or illegally, from countries where our products are sold at lower prices into countries where the products are sold at higher prices;
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
We make a significant portion of our initial international sales of newly launched products through early access, special access or “named patient sales” programs in markets where we are not required to obtain regulatory approval before establishing these programs. For example, a significant portion of our international sales of VOXZOGO since the product’s launch have been made through such programs but have, or are in the process, of being officially approved for national reimbursement in countries where patient numbers are sufficient for it to apply. The specifics of the programs vary from country to country. Generally, special approval must be obtained to initiate such programs, and in some cases, special approval must be obtained for each patient. The approval normally requires an application to national competent authorities in which the product is intended to be supplied or a lawsuit accompanied by evidence of medical need.
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
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors.
There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. While pharmaceutical products have customarily been granted exemptions from tariffs, recent proposals do not contemplate such exemptions. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
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
In addition, we have pursued, and may in the future pursue, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. Such proceedings are often protracted and expensive, and have an unpredictable outcome.
Our current and former employees, consultants or contractors may unintentionally or willfully disclose trade secrets to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, as with patent litigation, is expensive and time consuming, requires significant resources and has an unpredictable outcome. In addition, courts outside of the U.S. are sometimes less willing to protect trade secrets. Additionally, if our employees, consultants or contractors use generative artificial intelligence (AI) technologies to develop our proprietary technology and compounds, it may impact our ability to obtain or successfully defend certain intellectual property rights. Furthermore, our competitors may independently develop equivalent knowledge, methods and know-how, in which case we would not be able to enforce our trade secret rights against such competitors.
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
Similar to us, competitors and other third parties continually seek intellectual property protection for their technology. Several of our products and development programs focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:
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
•industry, financial analyst, or investor reaction to public announcements by us or our competitors; and
•sales of our shares of stock by us, our significant stockholders, or members of our management or Board of Directors.
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
Conversion of the 2027 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Notes, or may otherwise depress the price of our common stock.
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
The fundamental change repurchase feature of the 2027 Notes may delay or prevent an otherwise beneficial attempt to take us over.
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
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. We have experienced changes to our management team starting with the appointment of Alexander Hardy as our new President and Chief Executive Officer in December 2023. Since then, Cristin Hubbard was appointed as our new Executive Vice President and Chief Commercial Officer in May 2024, Dr. Greg Friberg was appointed as our new Executive Vice President and Chief Research & Development Officer in September 2024, and Dr. James Sabry was appointed as our new Executive Vice President and Chief Business Officer in October 2024. The recent changes in our management team, organizational structure, and corporate strategy could cause retention and morale concerns among current employees, and may create operational risks.
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
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years (based on the thresholds, we currently expect that we are likely to fall within the scope of the Pillar Two proposals). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of Pillar Two rules. The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two. We continue to monitor developments and evaluate the potential impacts of these new rules, including on our effective tax rates and our eligibility to qualify for these transition and safe harbor rules. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
If we are found in violation of healthcare laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, reputation, financial condition and results of operations.
We are subject to various healthcare laws and regulations in the U.S. and internationally, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. In the U.S., the federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs, such as Medicare and

Medicaid. Under the federal Anti-Kickback Statute and related regulations, certain arrangements are deemed not to violate the federal Anti-Kickback Statute if they fit within a statutory exception or regulatory safe harbor. However, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for healthcare services reimbursed by any source, not just governmental payers. As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we received a subpoena from the U.S. Department of Justice requesting that we produce certain documents regarding our sponsored testing programs relating to VIMIZIM and NAGLAZYME. We have produced documents in response to the subpoena and are cooperating fully, but there is no assurance that such sponsored testing programs, or our other operations or programs, will not be found to violate such laws.
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
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain non-U.S. countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. In addition, there has been a trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many non-U.S. countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted non-U.S. legislation creates reporting obligations on payments, gifts and benefits made to these professionals. Outside the U.S., interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
Due to the breadth of the healthcare laws described above, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement authorities in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. If we are found in violation of one of these laws, we may be subject to significant criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, public reprimands, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, and debarment, suspension or exclusion from participation in government healthcare programs, any of which could adversely affect our business, financial condition and results of operations.
We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure to comply with such obligations by us or the third parties with whom we work could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, financial information and medical information collected by our patient access management team (collectively, sensitive data). Our data processing activities subject us to certain data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although some U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have adopted may adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.
We are subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights that provide consumers certain rights with respect to their health data and create a private right of action to allow individuals to sue for violations.
Our employees and personnel, as well as third parties with whom we work, use, or may in the future use, generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If these factors limit or otherwise impair our effective use of generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
In the EU, new rules on liability of defective products were adopted and came into force in December 2024. These rules apply to products placed on the market or put into service as of December 9, 2025, and makes it easier for patients to claim damages for defective products, for example by alleviating their burden of proof.

We, and the third parties with whom we work, rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations.
We rely significantly on our information technology systems, including enterprise resource planning (ERP), production management, and other information systems, to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them.
In addition, our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack and other disruptions. Potential problems or interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce, and has in the past disrupted or reduced, the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents resulting in the failure of our ERP system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems or those of any third parties in our supply chain or on whom we otherwise depend, have occurred in the past and may affect our ability in the future to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. In particular, we have implemented certain modules of a new global ERP system and will continue to implement other components of the new system, which has replaced, and will continue to replace, legacy operating and financial systems. The preparation and implementation of a new ERP system has required, and will continue to require, significant investment of capital and human resources. Our results of operations could be adversely affected if we continue to experience delays or cost overruns during the implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. Potential failure or flaws in the new ERP system may pose risks to our ability to operate successfully and efficiently and failure to implement the appropriate internal controls with respect to the new ERP system may result in the system producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new ERP system or related internal controls, or in the performance of legacy information technology systems, could result in potentially much higher costs than we had incurred and adversely affect our ability to effectively fulfill contractual obligations, file related government reports in a timely manner, operate and manage our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend on to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or unauthorized activity such as malware, hacking, business email compromise, phishing and other social engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake), ransomware or other cyberattacks. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has also increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
While we have implemented measures to protect our information systems and data stored in those systems and those of the third parties with whom we work, our efforts may not be successful. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, clinical trial functions, manufacturing partners, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. We have experienced and may continue to experience security incidents, although to our knowledge we have not experienced any material incident or interruption to date. If such a significant event were to occur, it could result in a material disruption of our development programs and commercial operations, including due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information. Further, these cybersecurity incidents can lead to the public disclosure of personal information (including sensitive personal information) of our employees, clinical trial patients and others and result in demands for ransom or other forms of blackmail. Such attacks, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists”, nation states and others. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. For example, the loss of clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security breach that results in the unauthorized access, use or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
The occurrence of an earthquake, wildfire, or other catastrophic disaster could cause damage to our facilities and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for ALDURAZYME, NAGLAZYME, VOXZOGO and PALYNZIQ and is one of two manufacturing facilities for BRINEURA and VIMIZIM. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support ROCTAVIAN. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, such as the instability caused by Russia's invasion of Ukraine and the conflicts in the Middle East, tariffs and trade tensions, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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
While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including “We, and the third parties with whom we work, rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations."
Governance
Our Board has ultimate oversight of cybersecurity risk, which it manages as part of its general risk oversight function. The Board satisfies its responsibility to oversee cybersecurity risk through full reports by the Chair of the Audit Committee regarding such committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of risks. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board and the Audit Committee receive periodic reports, summaries, and presentations from our senior management, including the Chief Information Officer and Global Head of Cybersecurity, concerning our significant cybersecurity threats and risk and the processes the Company has implemented to address them.

We have an Executive Cybersecurity Committee (ECC), which is comprised of our Chief Financial Officer (CFO), Chief Information Officer, Chief Legal Officer, Chief Accounting Officer, and Global Head of Cybersecurity, with the goal of providing oversight of the Company’s cybersecurity program. The ECC is responsible for, among other things, evaluating and determining the materiality of cybersecurity incidents as well as reviewing and approving any public disclosures with respect to material cybersecurity incidents. Our cybersecurity incident response policy is designed for our cybersecurity operations team, which is led by our Global Head of Cybersecurity, who works in conjunction with the cross-functional incident response team, to escalate certain cybersecurity incidents to the ECC depending on the circumstances. The ECC also has the responsibility of reporting to the Board and/or the Audit Committee.
We maintain a Cybersecurity Risk Committee (CRC) that is comprised of management level representatives from key organizations and functions within the Company and led by our Global Head of Cybersecurity. The CRC is responsible for our enterprise-wide cybersecurity risk management framework established by certain members of our senior management, including the review and approval of significant strategies, policies, procedures, processes, controls, and systems designed to identify, assess, monitor, and report the major risk factors facing the Company. In addition, the CRC provides guidance to senior management on risk appetite and risk profile and approves the effectiveness of the Company’s enterprise-wide cybersecurity risk framework and such other duties as directed by the Board. The CRC also assists in the oversight of decisions that affect cybersecurity compliance with applicable laws, regulations, and corporate policies.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Chief Information Officer, who reports to the CFO. Our Chief Information Officer has nearly 25 years of industry experience and has been with us since 2008. Our Global Head of Cybersecurity has over 20 years of cybersecurity and privacy experience, including serving in similar roles leading and overseeing cybersecurity programs at public companies.
Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2024:

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

Item 3. Legal Proceedings
On January 19, 2023 and May 30, 2023, certain of our officers and directors were named as defendants in two shareholder derivative actions filed in the Delaware Court of Chancery. The complaints assert, inter alia, breach of fiduciary duty claims arising from the facts underlying a securities class action related to ROCTAVIAN that was previously settled in the United States District Court for the Northern District of California. The derivative complaints seek unspecified monetary damages, internal governance reforms by the Company, attorneys’ fees and costs, and any other relief the court may deem just and proper. The parties in the derivative lawsuits have entered into a stipulation of settlement, that, subject to final approval by the Court of Chancery, will resolve the derivative lawsuits. The Court of Chancery held a final approval hearing on July 23, 2024 and did not approve the settlement. Instead, it instructed the plaintiffs to voluntarily dismiss the case or brief a motion to dismiss. On February 13, 2025 and February 14, 2025 the plaintiffs filed stipulations to voluntarily dismiss their cases without prejudice, which the Court granted.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market.
We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Holders
As of February 18, 2025, there were 34 holders of record of 190,777,052 outstanding shares of our common stock.

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
* $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends

	2019	2020	2021	2022	2023	2024
BioMarin Pharmaceutical Inc.	$100.00	$103.71	$104.49	$122.40	$114.04	$77.74
Nasdaq Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Biotechnology	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20
SPDR S&P Biotech ETF	$100.00	$148.33	$118.00	$87.48	$94.12	$95.07

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

Overview
We are a global biotechnology company dedicated to translating the promise of genetic discovery into medicines that make a profound impact on the life of each patient. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we pursue treatments that offer new possibilities for patients and families around the world navigating rare or difficult to treat genetic conditions. A summary of our commercial products, as of December 31, 2024, is provided below:

Commercial Products	Indication
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
VOXZOGO (vosoritide)	Achondroplasia
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
2024 Financial Highlights
Key components of our results of operations include the following:

	Twelve Months Ended December 31,
	2024	2023	2022
Total revenues	$2,853.9	$2,419.2	$2,096.0
Cost of sales	$580.2	$532.1	$503.0
Research and development (R&D)	$747.2	$746.8	$649.6
Selling, general and administrative (SG&A)	$1,009.0	$892.4	$823.2
Net income	$426.9	$167.6	$141.6
See “Results of Operations” below for discussion of our results for the periods presented.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, tariffs and tensions, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2024. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
In 2024, we achieved $2.9 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued making important advancements in our product development pipeline. In the first half of 2024, we focused on value creation through working to accelerate growth, optimize efficiencies and drive operational excellence, including progress in executing on key strategic priorities first outlined in January 2024. We also completed a strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. In September 2024, we held an Investor Day, during which we provided an overview of our new corporate strategy focused on innovation, growth, and value commitment. Our new strategy includes, among other things, our plans to expand VOXZOGO for the treatment of conditions beyond achondroplasia, our initiatives to drive sustained growth of the Enzyme Therapies portfolio (ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ and VIMIZIM), and our decision to focus on the U.S., Germany and Italy with respect to ROCTAVIAN. See the risk factor, “Our success depends on our ability to manage our growth and execute our corporate strategy.” described in “Risk Factors” in Part I, Item 1A of this Annual Report.
Change in Presentation
On January 1, 2024, we changed our presentation of foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within our Consolidated Statements of Income. See Note 1 to our accompanying Consolidated Financial Statements for additional details.
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
VIMIZIM	$739.8	$701.0	$663.8	$38.8	$37.2
VOXZOGO	735.1	469.9	169.1	265.2	300.8
NAGLAZYME	479.6	420.3	443.8	59.3	(23.5)
PALYNZIQ	355.0	303.9	255.0	51.1	48.9
ALDURAZYME	183.9	131.2	128.4	52.7	2.8
BRINEURA	169.1	161.9	154.3	7.2	7.6
KUVAN	120.9	180.8	227.6	(59.9)	(46.8)
ROCTAVIAN	26.0	3.5	—	22.5	3.5
Total net product revenues	$2,809.4	$2,372.5	$2,042.0	$436.9	$330.5
The increase in Net Product Revenues in 2024 as compared to 2023 was primarily attributed to the following:
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
•VIMIZIM: higher sales volume due to new patients initiating therapy in the U.S. and timing of orders in countries that place large government orders, particularly in Europe; and
•ROCTAVIAN: higher sales volume from new patients treated in the U.S. and Europe.
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
With respect to VOXZOGO, see also the risk factor “Our success depends on our ability to manage our growth and execute our corporate strategy.” in "Risk Factors" included in Part I, Item 1A of this Annual Report for additional information on risk factors that could impact our business and operations.
With respect to KUVAN, see also the risk factor “If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.” in “Risk Factors” included in Part I, Item 1A of this Annual Report for additional information on risks we face.
We face exposure to movements in foreign currency exchange rates, and use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure, primarily the Euro. Certain currencies are not included in our hedging program, such as the Argentine Peso. With respect to the risks posed by fluctuations of both hedged and unhedged currencies against the USD, see the risk factor “Our international operations pose currency risks, which may adversely affect our operating results and net income” in “Risk Factors” included in Part I, Item 1A of this Annual Report for additional information. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Sales denominated in USD	$1,366.0	$1,137.8	$1,008.8	$228.2	$129.0
Sales denominated in foreign currencies	1,443.4	1,234.7	1,033.2	208.7	201.5
Total net product revenues	$2,809.4	$2,372.5	$2,042.0	$436.9	$330.5

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(107.8)	$(100.0)	$(59.0)	$(7.8)	$(41.0)
The unfavorable impact of foreign currency exchange rates on USD reported results in 2024 was primarily driven by the weakening of the Argentine Peso and Japanese Yen.
See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K and the risk factor “Our international operations pose currency risks, which may adversely affect our operating results and net income” in “Risk Factors” included in Part I, Item 1A of this Annual Report for information on currency exchange rate risk related to our Net Product Revenues.

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
The following table summarizes our Cost of Sales and gross margin:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total revenues	$2,853.9	$2,419.2	$2,096.0	$434.7	$323.2
Cost of sales	$580.2	$532.1	$503.0	$48.1	$29.1
Gross margin	79.7%	78.0%	76.0%	1.7%	2.0%
Cost of Sales increased for 2024 compared to 2023 primarily due to higher sales volumes. Gross margin increased compared to 2023 primarily due to lower per unit manufacturing costs of our enzyme products driven by improved yields.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and early pipeline	$434.0	$393.1	$313.9	$40.9	$79.2
Later-stage clinical programs	27.6	62.6	119.0	(35.0)	(56.4)
Marketed products	285.6	291.1	216.7	(5.5)	74.4
Total R&D expense	$747.2	$746.8	$649.6	$0.4	$97.2
R&D expense marginally increased in 2024 compared to 2023 primarily due to higher spend in Research and early pipeline related to pre-clinical activities for new VOXZOGO indications and our prioritized pipeline. This increase was partially offset by lower spend in Later-stage clinical programs related to ROCTAVIAN, which was moved to Marketed products following Food and Drug Administration approval in the second quarter of 2023.
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
SG&A expenses consisted of the following:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
S&M expense	$476.7	$488.4	$450.3	$(11.7)	$38.1
G&A expense	532.3	404.0	372.9	128.3	31.1
Total SG&A expense	$1,009.0	$892.4	$823.2	$116.6	$69.2
S&M expenses by product were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Enzyme Products	$219.0	$225.3	$225.7	$(6.3)	$(0.4)
VOXZOGO	134.1	108.9	102.3	25.2	6.6
ROCTAVIAN	76.7	104.5	73.6	(27.8)	30.9
Other	46.9	49.7	48.7	(2.8)	1.0
Total S&M expense	$476.7	$488.4	$450.3	$(11.7)	$38.1
The decrease in S&M expense for 2024 compared to 2023 was primarily due to reduced activities related to ROCTAVIAN as we focused commercial efforts in the U.S., Germany and Italy to align with our updated ROCTAVIAN strategy. This decrease in S&M expense was partially offset by increased spending related to global expansion of VOXZOGO for achondroplasia.
The increase in G&A expense for 2024 compared to 2023 was primarily due to severance and restructuring costs associated with our portfolio strategy review and the associated organizational redesign efforts announced in 2024, and increased bad debt expense during the fourth quarter of 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Amortization of intangible assets	$43.3	$62.2	$62.8	$(18.9)	$(0.6)
Changes in the fair value of contingent consideration	—	—	4.4	—	(4.4)
Total intangible asset amortization and contingent consideration	$43.3	$62.2	$67.2	$(18.9)	$(5.0)

Gain on sale of nonfinancial assets	$10.0	$—	$108.0	$10.0	$(108.0)
Amortization of intangible assets: the decrease in expense for 2024 as compared to 2023 was due to the increase in the estimated useful life of an intangible asset as a result of the extension of a patent and an intangible asset becoming fully amortized during the fourth quarter of 2023.
Gain on Sale of Nonfinancial Assets: in the first quarter of 2024, we recognized a gain of $10.0 million due to a third party’s achievement of a regulatory approval milestone related to previously sold intangible assets.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest income	$74.9	$58.3	$18.0	$16.6	$40.3
The increase in Interest Income during 2024 compared to 2023 was primarily due to higher balances and higher yields on our cash equivalents and investment portfolio. We do not expect Interest Income to fluctuate significantly over the next 12 months due to anticipated interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest expense	$12.7	$17.3	$16.0	$(4.6)	$1.3
The decrease in Interest Expense in 2024 as compared to 2023 was primarily due to the August 1, 2024 maturity of our convertible debt (the 2024 Notes). We expect Interest Expense to decrease over the next 12 months due to the settlement of our 2024 Notes. See Note 10 to our accompanying Consolidated Financial Statements for additional information regarding our debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Other Expense, Net
Other Expense, Net for the periods presented was as follows:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Other expense, net	$4.7	$38.2	$13.5	$(33.5)	$24.7
The decrease in Other Expense, Net, in 2024 compared to 2023 was primarily due to the lower foreign currency transaction losses and decreased loss on non-marketable securities.
Provision for Income Taxes
Provision for Income Taxes for the periods presented was as follows:

	Twelve Months Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Provision for income taxes	$114.9	$20.9	$8.0	$94.0	$12.9
Provision for income taxes in 2024 increased compared to 2023, primarily due to taxes on higher earnings and foreign-source income taxed in the U.S. Tax expense in 2023 included additional benefits from a one-time valuation allowance release related to future royalty earnings and additional R&D credits generated. Our Provision for income taxes in 2024 and 2023 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises, foreign tax credits, and deferred tax benefits from federal orphan drug credits and federal R&D credits. See Note 16 to our accompanying Consolidated Financial Statements for additional information.
In the third quarter of 2023, we determined that it is more likely than not that the deferred tax assets related to a future royalty stream will be realized. In making this determination, we analyzed both the consistent historical royalty earnings and the forecast of future royalty earnings and reached the conclusion that it was appropriate to release the valuation allowance reserve.
Certain countries in which we have operations, including Ireland, have adopted Pillar Two rules, recently released from the Organisation for Economic Co-operation and Development (OECD), including a minimum tax rate of 15%. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. The adoption of the Pillar Two framework did not have a material impact on our effective tax rate and we plan to continue evaluating additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Results of Operations 2023 Compared to 2022
For a discussion of our results of operations pertaining to 2023 as compared to 2022 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the Securities and Exchange Commission (SEC) on February 26, 2024).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of December 31, 2024 and 2023 were as follows:

	2024	2023	2024 vs. 2023
Cash and cash equivalents	$942.8	$755.1	$187.7
Short-term investments	194.9	318.7	(123.8)
Long-term investments	521.2	611.1	(89.9)
Total cash, cash equivalents and investments	$1,658.9	$1,684.9	$(26.0)
We believe cash generated from sales of our commercial products, in addition to our cash, cash equivalents and short-term investments will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and long-term investment balances. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our convertible debt due in 2027, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, tariffs and trade tensions, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our cash flows for each of the years ended December 31, 2024 and 2023 were as follows:

	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$572.8	$159.3	$413.5
Net cash provided by (used in) investing activities	$136.5	$(111.2)	$247.7
Net cash used in financing activities	$(526.4)	$(18.7)	$(507.7)
The increase in net cash provided by operating activities in 2024 compared to 2023 was primarily attributed to the improved operating performance and timing of cash receipts from our customers, partially offset by the timing of payments to vendors, increased personnel-related payments resulting from our ongoing organizational redesign efforts and payments of income taxes.
The increase in net cash provided by investing activities in 2024 compared to net cash used in investing activities in 2023 was primarily attributable to lower net purchases of investments, lower purchases of property, plant and equipment, and a $10.0 million milestone payment received in connection with the sale of previously sold intangible assets.
The increase in net cash used in financing activities in 2024 compared to 2023 was primarily due to the $495.0 million settlement of the 2024 Notes, which matured in August 2024.
Financing and Credit Facilities
Our $600.0 million (undiscounted) of total convertible debt as of December 31, 2024 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of December 31, 2024, our indebtedness consisted of our 1.250% senior subordinated convertible notes due in 2027 (the 2027 Notes), which, if not converted, will be required to be repaid in cash at maturity in May 2027.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
In August 2024, we entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of December 31, 2024 there were no amounts outstanding under the credit facility and we were in compliance with all covenants.
See Note 10 to our accompanying Consolidated Financial Statements for additional discussion on our convertible debt and credit facility.
Material Cash Requirements
Purchase and Lease Obligations
As of December 31, 2024, we had purchase obligations of approximately $641.9 million, of which $482.0 million is expected to be paid in 2025. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
As of December 31, 2024, we had lease payment obligations of $48.0 million, of which $9.5 million is payable in 2025. See Note 9 to our accompanying Consolidated Financial Statements for details on our lease liabilities.
Contingent Obligations
As of December 31, 2024, we were subject to contingent payments considered reasonably possible of $258.1 million, of this amount we may pay up to $3.1 million in 2025 if certain contingencies are met. See Note 19 to our accompanying Consolidated Financial Statements for additional discussion on our contingent obligations.
Unrecognized Tax Benefits
As of December 31, 2024, our liability for unrecognized tax benefits was $325.0 million. Due to their nature, we cannot reasonably estimate the timing of future payments. See Note 16 to our accompanying Consolidated Financial Statements for a full discussion on our income taxes.
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
Revenue Recognition and Related Allowances
Net Product Revenues – We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For ALDURAZYME revenues, we receive a payment ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Income. We recognize our best estimate of the entire revenue that we expect to receive when the product is released and control is transferred to Sanofi. We record ALDURAZYME net product revenues based on the estimated variable consideration payable when the product is sold through by Sanofi. Differences between the estimated variable consideration to be received and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.

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
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2024	$152.1	$435.1	$(392.2)	$195.0
Year ended December 31, 2023	$115.0	$370.7	$(333.6)	$152.1
Year ended December 31, 2022	$85.6	$282.5	$(253.1)	$115.0
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. Management is not aware of any potential changes that would have a material effect on our Consolidated Financial Statements. See Note 16 to our accompanying Consolidated Financial Statements for additional discussion.
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
During 2024, approximately 51% of our net product sales were denominated in foreign currencies and 25% of our operating expenses, excluding Cost of Sales, were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we enter into foreign currency exchange forward contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2024, we had open forward contracts with net notional amounts of $1.4 billion. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates as of December 31, 2024 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $129.6 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures as of December 31, 2024, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $32.7 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
As of December 31, 2024, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, based on our investment portfolio and interest rates for the period ending December 31, 2024, we believe a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $8.5 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Income unless the investments are sold or we determine that the declines in the investment’s fair values below the cost basis are a result of a credit loss, which, if any, are reported in Other Expense, Net in the current period through an allowance for credit losses.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments as of December 31, 2024 (in millions of U.S. Dollars):

	Expected Maturity
	2025	2026	2027	2028	2029	Total
Available-for-sale debt securities	$194.8	$317.8	$172.4	$18.6	$7.9	$716.1

Average interest rate	4.6%	4.5%	4.6%	4.7%	4.6%	4.6%
We have outstanding $600.0 million (undiscounted) of the 2027 Notes. The interest rate on the 2027 Notes is fixed and therefore does not expose us to risk related to rising interest rates. As of December 31, 2024, the fair value of our convertible debt was $558.9 million.
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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2024. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).
Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2024 was effective at the reasonable assurance level.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The report of KPMG LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results. We are currently implementing a new global enterprise resource planning (ERP) system, which will replace existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We are currently implementing in phases during 2025 through 2026, with post-implementation activities following thereafter. As the implementation and post-implementation activities take place, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Erin Burkhart	Group Vice President and Chief Accounting Officer	Adoption	November 26, 2024	X		up to 6,246	May 30, 2025
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written Global Code of Conduct and Business Ethics, which is applicable to all employees and directors, including our Chief Executive Officer, Chief Financial Officer, other executive officers and senior financial personnel. A copy of our Global Code of Conduct and Business Ethics is available in the Corporate Governance section of the Investors section of our website at www.biomarin.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. If we make any substantive amendments to our Global Code of Conduct and Business Ethics or grant any waiver from a provision of our Global Code of Conduct and Business Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website in accordance with the requirements of Item 5.05 of Form 8-K.
The remaining information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Insider Trading Policies and Procedures” in the proxy statement for our 2025 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item regarding executive compensation is incorporated into this section by reference to the sections captioned “Executive Compensation” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in the proxy statement for our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2025 annual meeting of stockholders.
The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Other Board Governance Information — Transactions with Related Persons, Promoters and Certain Control Persons,” “Other Board Governance Information — Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2025 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	77
Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, San Francisco, CA, Auditor Firm ID: 185)	84
Consolidated Financial Statements as of December 31, 2024 and 2023, and for the three years ended December 31, 2024:
Consolidated Statements of Income	86
Consolidated Statements of Comprehensive Income	87
Consolidated Balance Sheets	88
Consolidated Statements of Stockholders’ Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91

Exhibit Index

Exhibit Number	Description

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

10.22†*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation.

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

10.33
Credit Agreement, dated as of August 28, 2024, by and among BioMarin Pharmaceutical Inc., as the Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto, previously filed with the SEC on September 4, 2024 as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

19.1*	BioMarin Pharmaceutical Inc. Insider Trading Policy

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

24.1*	Power of Attorney (Included in Signature Page to this Report)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

97.1
Dodd-Frank Incentive Compensation Recoupment Policy, as adopted on October 4, 2023, previously filed with the SEC on February 26, 2024 as Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 000-26727).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 24, 2025	By:	/S/ BRIAN R. MUELLER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEXANDER HARDY	President and Chief Executive Officer (Principal Executive Officer), Director	February 24, 2025
Alexander Hardy

/S/ BRIAN R. MUELLER	Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Brian R. Mueller

/S/ ERIN BURKHART	Group Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Erin Burkhart

/S/ RICHARD A. MEIER	Chair of the Board of Directors	February 24, 2025
Richard A. Meier

/S/ ELIZABETH MCKEE ANDERSON	Director	February 24, 2025
Elizabeth McKee Anderson

/S/ BARBARA BODEM	Director	February 24, 2025
Barbara Bodem

/S/ ATHENA COUNTOURIOTIS, M.D.	Director	February 24, 2025
Athena Countouriotis, M.D.

/S/ WILLARD H. DERE, M.D.	Director	February 24, 2025
Willard H. Dere, M.D.

/S/ MARK ENYEDY	Director	February 24, 2025
Mark Enyedy

/S/ ELAINE J. HERON	Director	February 24, 2025
Elaine J. Heron

/S/ MAYKIN HO	Director	February 24, 2025
Maykin Ho

/S/ ROBERT J. HOMBACH	Director	February 24, 2025
Robert J. Hombach

/S/ DAVID PYOTT	Director	February 24, 2025
David Pyott

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of variable consideration relating to ALDURAZYME product sales
As described in Notes 1 and 12 to the consolidated financial statements, during the year ended December 31, 2024 the Company recognized $184 million in ALDURAZYME net product revenue. Under its arrangement with Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi, depending on Sanofi’s sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Sanofi’s sales of ALDURAZYME. The Company recognizes this revenue upon satisfying the product performance obligation, which is when the product is shipped to Sanofi and all required quality control certificates are complete.
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
San Francisco, California
February 24, 2025

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2024, 2023 and 2022
(In thousands of U.S. Dollars, except per share amounts)

	2024	2023	2022
REVENUES:
Net product revenues	$2,809,445	$2,372,538	$2,042,025
Royalty and other revenues	44,470	46,688	54,014
Total revenues	2,853,915	2,419,226	2,096,039
OPERATING EXPENSES:
Cost of sales	580,235	532,062	503,023
Research and development	747,184	746,773	649,606
Selling, general and administrative	1,009,025	892,406	823,243
Intangible asset amortization	43,257	62,211	67,193
Gain on sale of nonfinancial assets	(10,000)	—	(108,000)
Total operating expenses	2,369,701	2,233,452	1,935,065
INCOME FROM OPERATIONS	484,214	185,774	160,974

Interest income	74,883	58,339	18,034
Interest expense	(12,666)	(17,335)	(15,970)
Other expense, net	(4,668)	(38,215)	(13,462)
INCOME BEFORE INCOME TAXES	541,763	188,563	149,576
Provision for income taxes	114,904	20,918	8,015
NET INCOME	$426,859	$167,645	$141,561
EARNINGS PER SHARE, BASIC	$2.25	$0.89	$0.76
EARNINGS PER SHARE, DILUTED	$2.21	$0.87	$0.75
Weighted average common shares outstanding, basic	190,027	187,834	185,266
Weighted average common shares outstanding, diluted	196,708	191,595	188,963
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(In thousands of U.S. Dollars)

	2024	2023	2022
NET INCOME	$426,859	$167,645	$141,561
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(289), $(3,922) and $3,247, respectively	959	12,963	(10,720)
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented	104,354	(37,720)	29,045
Less: reclassifications to net income, net of tax impact of $0 for all periods presented	14,872	164	36,624
Net change in unrealized holding gain (loss), net of tax	89,482	(37,884)	(7,579)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	90,441	(24,921)	(18,299)
COMPREHENSIVE INCOME	$517,300	$142,724	$123,262
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$942,842	$755,127
Short-term investments	194,864	318,683
Accounts receivable, net	660,535	633,704
Inventory	1,232,653	1,107,183
Other current assets	201,533	141,391
Total current assets	3,232,427	2,956,088
Noncurrent assets:
Long-term investments	521,238	611,135
Property, plant and equipment, net	1,043,041	1,066,133
Intangible assets, net	255,278	294,701
Goodwill	196,199	196,199
Deferred tax assets	1,489,366	1,545,809
Other assets	251,391	171,538
Total assets	$6,988,940	$6,841,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$606,988	$683,147
Short-term convertible debt, net	—	493,877
Total current liabilities	606,988	1,177,024
Noncurrent liabilities:
Long-term convertible debt, net	595,138	593,095
Other long-term liabilities	128,824	119,935
Total liabilities	1,330,950	1,890,054
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 190,761,349 and 188,598,154 shares issued and outstanding, respectively	191	189
Additional paid-in capital	5,802,068	5,611,562
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,227)	(9,860)
Accumulated other comprehensive income (loss)	61,653	(28,788)
Accumulated deficit	(194,695)	(621,554)
Total stockholders’ equity	5,657,990	4,951,549
Total liabilities and stockholders’ equity	$6,988,940	$6,841,603
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands of U.S. Dollars and share amounts in thousands)

	2024	2023	2022

Shares of Common Stock, beginning balances	188,598	186,251	183,913
Issuances under equity incentive plans	2,163	2,347	2,338
Shares of Common Stock, ending balances	190,761	188,598	186,251

Total stockholders' equity, beginning balances	$4,951,549	$4,603,156	$4,265,669
Common stock:
Beginning balances	189	186	184
Issuances under equity incentive plans, net of tax	2	3	2
Ending balances	191	189	186
Additional paid-in capital:
Beginning balances	5,611,562	5,404,895	5,191,502
Issuances under equity incentive plans, net of tax	(28,354)	(7,162)	14,328
Stock-based compensation	217,493	212,828	199,895
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	1,367	1,001	(830)
Ending balances	5,802,068	5,611,562	5,404,895
Company common stock held by the NQDC:
Beginning balances	(9,860)	(8,859)	(9,689)
Change in Common stock held by the NQDC	(1,367)	(1,001)	830
Ending balances	(11,227)	(9,860)	(8,859)
Accumulated other comprehensive income (loss):
Beginning balances	(28,788)	(3,867)	14,432
Other comprehensive income (loss)	90,441	(24,921)	(18,299)
Ending balances	61,653	(28,788)	(3,867)
Accumulated deficit:
Beginning balances	(621,554)	(789,199)	(930,760)
Net income	426,859	167,645	141,561
Ending balances	(194,695)	(621,554)	(789,199)
Total stockholders' equity, ending balances	$5,657,990	$4,951,549	$4,603,156

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(In thousands of U.S. dollars)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,859	$167,645	$141,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,426	104,386	101,969
Non-cash interest expense	3,359	4,188	4,117
Amortization of premium (accretion of discount) on investments	(8,345)	(9,228)	3,043
Stock-based compensation	201,571	207,099	196,308
Gain on sale of nonfinancial assets	(10,000)	—	(108,000)
Impairment of assets and other non-cash adjustments	19,889	38,608	—
Deferred income taxes	56,096	(44,981)	(52,087)
Unrealized foreign exchange loss (gain)	(16,753)	28,446	(14,287)
Non-cash changes in the fair value of contingent consideration	—	—	1,704
Other	20,135	(365)	(2,043)
Changes in operating assets and liabilities:
Accounts receivable, net	(57,909)	(190,435)	(82,033)
Inventory	(63,530)	(157,058)	(68,264)
Other current assets	(3,778)	(50,335)	7,822
Other assets	(73,700)	(31,149)	(19,859)
Accounts payable and other short-term liabilities	(32,240)	68,853	59,018
Other long-term liabilities	14,761	23,585	6,933
Net cash provided by operating activities	572,841	159,259	175,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(85,424)	(96,691)	(120,959)
Maturities and sales of investments	633,018	864,863	619,995
Purchases of investments	(410,250)	(868,496)	(611,809)
Proceeds from sale of nonfinancial assets	10,000	—	103,325
Purchase of intangible assets	(11,994)	(10,920)	(10,581)
Other	1,141	—	—
Net cash provided by (used in) investing activities	136,491	(111,244)	(20,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	49,277	69,353	69,333
Taxes paid related to net share settlement of equity awards	(77,560)	(76,319)	(54,283)
Repayments of convertible debt	(494,987)	—	—
Payments of contingent consideration	—	(9,475)	(31,095)
Other	(3,177)	(2,286)	(2,605)
Net cash used in financing activities	(526,447)	(18,727)	(18,650)
Effect of exchange rate changes on cash	4,830	1,308	32
NET INCREASE IN CASH AND CASH EQUIVALENTS	187,715	30,596	137,255
Cash and cash equivalents:
Beginning of period	$755,127	$724,531	$587,276
End of period	$942,842	$755,127	$724,531
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$10,361	$10,303	$10,281
Cash paid for income taxes	$57,269	$73,312	$54,372
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$(6,730)	$164	$(1,482)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(617)	$6,904	$742
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
Effective January 1, 2024, the Company changed its presentation for foreign currency transaction gains and losses resulting from remeasurement and idle plant costs within its Consolidated Statements of Income. Effective with this change in presentation, foreign currency transaction gains and losses resulting from remeasurement are presented in Other Expense, Net and idle plant costs are presented in Cost of Sales. Prior to this change in presentation, both foreign currency transaction gains and losses resulting from remeasurement and idle plant costs were presented in Selling, General and Administrative (SG&A) expense. The Company believes that this change in presentation is preferable because the revised presentation is more consistent with how management measures the Company’s operating performance. The change in presentation had no impact to Net Income, Total Stockholders’ Equity or earnings per share for the twelve months ended December 31, 2023 or 2022.
Prior period amounts on the Consolidated Statements of Income were revised to conform to current period presentation. The following table reflects the impacts of the change in presentation for the prior periods presented.

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
	Previously Reported	Adjustments	As Reported (after adjustments)	Previously Reported	Adjustments	As Reported (after adjustments)
Cost of sales	$514,854	$17,208	$532,062	$483,669	$19,354	$503,023
SG&A	$937,291	$(44,885)	$892,406	$854,009	$(30,766)	$823,243
Total operating expenses	$2,261,129	$(27,677)	$2,233,452	$1,946,477	$(11,412)	$1,935,065
Other expense, net	$10,538	$27,677	$38,215	$2,050	$11,412	$13,462
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
Inventory
The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost approach on the first-in, first out (FIFO) method. The Company analyzes its inventory levels quarterly for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as Cost of Sales in the Consolidated Statements of Income.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives, as presented in the table below. Significant additions and improvements are capitalized, whereas repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment are included in Cost of Sales, Research and Development (R&D) and SG&A, as appropriate, in the Consolidated Statements of Income. Property and equipment purchased for specific R&D projects with no alternative future uses are expensed as incurred and recorded to R&D in the Consolidated Statements of Income.

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
Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are considered finite-lived and are amortized using the straight-line method based on their respective estimated useful lives at that point in time. The amortization of these intangible assets is included in Intangible Asset Amortization in the Consolidated Statements of Income.
Intangible assets with finite useful lives primarily consist of acquired intellectual property and royalty rights, regulatory approval and first commercial sales milestone payments as well as costs associated with technology transfer to qualify third-party manufacturing facilities for commercial production. Intangible assets are recorded at cost, net of accumulated amortization, and amortize over their estimated useful lives on a straight-line basis. Amortization expense is recorded in Intangible Asset Amortization on the Company's Consolidated Statements of Income, except for amortization expense related to the technology transfer, which is recorded in Cost of Sales.
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
Long-lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment, lease ROU assets and finite-lived intangible assets, which includes costs associated with technology transfer to qualify manufacturing facilities for commercial production. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Income. Impairment charges for finite-lived intangible assets associated with technology transfer costs that are not material are recorded to Cost of Sales in the Consolidated Statements of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Income. Impairment charges related to all other finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization in the Consolidated Statements of Income.
Capitalized Software
The Company capitalizes software development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. When placed in service, implementation costs are subsequently amortized on a straight-line basis over the expected useful life of the asset. As of December 31, 2024 and 2023, $72.1 million and $30.6 million of capitalized costs associated with cloud computing arrangements were included in Other Assets on the Company’s Consolidated Balance Sheets.
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
Net Product Revenues
In the U.S., the Company’s commercial products, except for PALYNZIQ and ALDURAZYME, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. PALYNZIQ is distributed in the U.S. through certain certified specialty pharmacies under the PALYNZIQ Risk Evaluation and Mitigation Strategy (REMS) and ALDURAZYME is marketed world-wide by Sanofi. Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company's payment terms vary by customer, jurisdiction or, in some instances, by product. With the exception of Sanofi and certain outcomes-based contracts, most of the Company's payment terms are based on customary commercial terms and are generally less than one year after the customer obtains control. The Company does not adjust revenue for the effects of a significant financing component for contracts if the period between the transfer of control and corresponding payment is expected to be one year or less. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis on the Company’s Consolidated Statements of Income, in that taxes billed to customers are not included as a component of Net Product Revenues.
For ALDURAZYME revenues, the Company receives a payment ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi depending on sales volume, which is included in Net Product Revenues on the Company’s Consolidated Statements of Income. The Company recognizes its best estimate of the revenue it expects to earn when the product is released and control is transferred to Sanofi. The Company records ALDURAZYME net product revenues based on the estimated variable consideration payable when the product is sold through by Sanofi. Actual amounts of consideration ultimately received may differ from the Company’s estimates. Differences between the estimated variable consideration to be received from Sanofi and actual payments received are not expected to be material. If actual results vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.
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
Advertising Expenses
The costs of advertising are presented in SG&A in the Consolidated Statements of Income and are expensed as incurred. Advertising expenses were $34.5 million, $27.8 million and $25.2 million in 2024, 2023 and 2022, respectively.
Earnings Per Common Share
Basic earnings per share is calculated by dividing Net Income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common stock equivalent shares are excluded if their effect is anti-dilutive.
Stock-Based Compensation
The Company has equity incentive plans under which various types of equity-based awards may be granted to employees. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting, and is classified as Cost of Sales, R&D or SG&A, as appropriate, in the Consolidated Statements of Income. The Company accounts for forfeitures as they occur.
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
The determination of the fair value of stock-based payment awards using a pricing model is affected by the Company’s stock price and may use assumptions regarding a number of complex and subjective variables.
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
The Company uses financial projections to support its net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company will reassess the ability to realize its deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, a valuation allowance may need to be established against all or a portion of the deferred tax assets, which will result in a charge to tax expense.
Foreign Currency
For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets and liabilities. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction losses resulting from remeasurement recognized in Other Expense, Net in the Consolidated Statements of Income totaled $8.6 million, $27.7 million and $11.4 million in 2024, 2023 and 2022, respectively.
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
The Company accounts for its derivative instruments as either assets or liabilities on its Consolidated Balance Sheets and measures them at fair value, which is estimated using current exchange and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in AOCI and amounts deferred in AOCI are reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in SG&A in the Consolidated Statements of Income.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use the following techniques:
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
The Company’s Level 3 financial assets and liabilities include acquired intangible assets resulting from business acquisitions. The estimated fair value of acquired finite-lived intangible assets is measured by applying a probability-based income approach utilizing an appropriate discount rate as of the acquisition date.
See Notes 2, 7, 8, and 10 to these Consolidated Financial Statements for further information on the nature of these financial instruments.
Recent Accounting Pronouncements
New Accounting Pronouncements Issued and Adopted
Segment Reporting
In November, 2023 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting Topic 280, Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted this ASU in December 2024 on a retrospective basis to all periods presented and it did not have a material impact on the Company's consolidated financial statements. See Note 12 to these Consolidated Financial Statements for further information.
New Accounting Pronouncements Issued But Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740, Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the update is for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of the update on the Company's related disclosures.
Income Statement Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Topic 220, Expense Disaggregation Disclosures. The guidance requires disclosure of additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the update is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of the update on the Company's related disclosures.
Accounting pronouncements not listed above were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$329,619	$—	$—	$329,619	$329,619	$—	$—

Level 2:
Money market instruments	613,223	—	—	613,223	613,223	—	—
Corporate debt securities	503,202	2,410	(390)	505,222	—	168,104	337,118
U.S. government agency securities	72,027	359	(33)	72,353	—	896	71,457
Asset-backed securities	138,508	363	(344)	138,527	—	25,864	112,663
Subtotal	1,326,960	3,132	(767)	1,329,325	613,223	194,864	521,238
Total	$1,656,579	$3,132	$(767)	$1,658,944	$942,842	$194,864	$521,238

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$229,676	$—	$—	$229,676	$229,676	$—	$—

Level 2:
Money market instruments	499,483	—	—	499,483	499,483	—	—
Corporate debt securities	587,896	3,476	(1,996)	589,376	—	193,251	396,125
U.S. government agency securities	251,952	556	(1,140)	251,368	19,976	111,343	120,049
Commercial paper	20,076	5	—	20,081	5,992	14,089	—
Asset-backed securities	94,744	351	(134)	94,961	—	—	94,961
Subtotal	1,454,151	4,388	(3,270)	1,455,269	525,451	318,683	611,135
Total	$1,683,827	$4,388	$(3,270)	$1,684,945	$755,127	$318,683	$611,135
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.
As of December 31, 2024, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs and remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of December 31, 2024 and December 31, 2023, the fair value of the Company’s strategic investments was $6.6 million and $11.3 million, respectively. These

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
investments were recorded in Other Assets on the Company’s Consolidated Balance Sheets. In the second quarter of 2024, based on new developments, the Company became aware of factors that indicated a $4.5 million decline in the fair value of one of its strategic investments. In 2023, based on new developments at the time, the Company concluded that factors existed indicating it would no longer realize a $12.6 million equity investment in its non-marketable securities. The losses on the Company's equity investments were recorded to Other Expense, Net on the Company’s Consolidated Statements of Income for the respective periods.
See Note 1 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(3) INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	December 31,
	2024	2023
Finite-lived intangible assets	$721,110	$710,011
Accumulated amortization	(465,832)	(415,310)
Net carrying value	$255,278	$294,701
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2024:

	Net Balance	Average Remaining Life
Acquired intellectual property	$144,319	8.4 years
Technology transfer	92,998	7.0 years(1)
License payments (2)	17,961	8.8 years
Total	$255,278
(1)Certain technology transfer assets have not yet been placed into service. The average remaining life presented is only for those placed into service.
(2)License payments include finite-lived intangible assets due to the Company's achievement of two commercial sale milestones related to ROCTAVIAN.
As of December 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets that have been placed into service, was as follows:

Fiscal Year	Amount
2025	$31,731
2026	31,731
2027	31,731
2028	30,159
2029	28,920
Thereafter	89,637
$243,909

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31
	2024	2023
Building and improvements	$892,484	$860,807
Manufacturing and laboratory equipment	542,856	538,677
Computer hardware and software	204,768	211,482
Land	90,781	90,781
Leasehold improvements	44,368	58,230
Furniture and equipment	41,871	46,453
Land improvements	27,433	26,779
Construction-in-progress	90,271	100,013
	1,934,832	1,933,222
Accumulated depreciation	(891,791)	(867,089)
Total property, plant and equipment, net	$1,043,041	$1,066,133
Depreciation expense, net of amounts capitalized into inventory, was $46.6 million, $40.3 million and $38.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(5) INVENTORY
Inventory consisted of the following:

	December 31
	2024	2023
Raw materials	$154,341	$155,704
Work-in-process	550,678	571,107
Finished goods	527,634	380,372
Total inventory	$1,232,653	$1,107,183

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2024	2023
Accounts payable and accrued operating expenses	$235,403	$315,509
Accrued compensation expense	202,513	201,067
Accrued rebates payable	120,835	96,179
Lease liability	7,574	8,779
Foreign currency exchange forward contracts	13,056	33,853
Accrued royalties payable	7,923	14,299
Accrued income taxes	12,567	2,651
Deferred revenue	1,369	4,620
Other	5,748	6,190
Total accounts payable and accrued liabilities	$606,988	$683,147
Significant Revenue Rebates and Reserves for Cash Discounts
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2024:
Accrued rebates	$96,179	230,801	(206,145)	$120,835
Reserve for cash discounts	$5,390	18,771	(21,517)	$2,644

Year ended December 31, 2023:
Accrued rebates	$72,654	196,864	(173,339)	$96,179
Reserve for cash discounts	$3,639	21,081	(19,330)	$5,390

Year ended December 31, 2022:
Accrued rebates	$47,987	140,260	(115,593)	$72,654
Reserve for cash discounts	$2,013	20,351	(18,725)	$3,639
(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 to these Consolidated Financial Statements.
Other than the Company’s fixed-rate convertible debt disclosed in Note 10 to these Consolidated Financial Statements, there were no financial assets or liabilities that were remeasured using Level 1 inputs as of December 31, 2024 and 2023. Refer to Notes 2 and 8 to these Consolidated Financial Statements for other financial assets and liabilities measured at fair value. The

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Company had no financial assets or liabilities that are remeasured on a recurring basis using Level 3 inputs as of December 31, 2024 and 2023.
Assets and liabilities that are remeasured on a recurring basis using Level 2 inputs consisted of the following:

	December 31,
	2024	2023
Assets:
Other current assets:
NQDC Plan assets	$2,928	$2,026
Other assets:
NQDC Plan assets	34,978	28,119
Restricted investments (1)	514	2,393
Total other assets	35,492	35,492
Total assets	$38,420	$38,420
Liabilities:
Current liabilities:
NQDC Plan liability	$2,928	$2,026
Other long-term liabilities:
NQDC Plan liability	34,978	28,119
Total liabilities	$37,906	$37,906

(1)The restricted investments as of December 31, 2024 and 2023 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the periods presented.
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company's forward contracts designated as hedging instruments have maturities up to 1.75 years. The Company's forward contracts that are considered to be economic hedges that are not designated as hedging instruments have maturities up to three months.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Sell	$1,371,816	$1,249,662
Purchase	$289,967	$198,408

Derivatives not designated as hedging instruments:
Sell	$344,101	$350,269
Purchase	$63,617	$90,102

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$60,192	$6,663
Other assets	14,514	1,855
Subtotal	$74,706	$8,518

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$12,381	$30,005
Other long-term liabilities	2,536	8,171
Subtotal	$14,917	$38,176

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$4,934	$547

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$675	$3,848

Total Derivatives Assets	$79,640	$9,065
Total Derivatives Liabilities	$15,592	$42,024
(1)    Refer to Note 1 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Consolidated Statements of Income for the periods presented.

	Years Ended December 31,
	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$14,708	$(186)
Operating expenses	$164	$350

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$33,966	$(8,808)
As of December 31, 2024, the Company expects to reclassify unrealized gains of $47.8 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 11 to these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) LEASES
The following table presents the Company’s ROU assets and lease liabilities for the periods presented.

		December 31,
Lease Classification	Classification	2024	2023
Assets:
Operating	Other assets	$28,680	$42,731
Financing	Other assets	5,071	3,343
Total ROU assets		$33,751	$46,074
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,233	$8,640
Financing	Accounts payable and accrued liabilities	341	139
Noncurrent:
Operating	Other long-term liabilities	30,501	38,047
Financing	Other long-term liabilities	756	77
Total lease liabilities		$38,831	$46,903
Maturities of lease liabilities as of December 31, 2024 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2025	$9,116	$380	$9,496
2026	7,906	323	8,229
2027	6,937	314	7,251
2028	6,231	200	6,431
2029	3,990	—	3,990
Thereafter	12,602	—	12,602
Total lease payments	46,782	1,217	47,999
Less: Interest	(9,048)	(120)	(9,168)
Present value of lease liabilities	$37,734	$1,097	$38,831
Lease costs associated with payments under the Company’s leases for the periods presented were as follows:

		Years Ended December 31,
Lease Cost	Classification	2024	2023
Operating (1)	Operating expenses	$14,154	$14,197
Financing:
Amortization	Operating expenses	1,703	3,360
Interest expense	Interest expense	5	2,648
Total lease costs		$15,862	$20,205
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
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

	Years Ended December 31,
Other Information	2024	2023
Weighted average remaining lease term (in years):
Operating leases	6.5	6.8
Financing leases	3.1	1.6

Weighted average discount rate:
Operating leases	6.1%	5.9%
Financing leases	5.4%	3.1%
As of December 31, 2024, no leases were expected to commence that would create significant rights and obligations for the Company.

	Years Ended December 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$13,388	$9,980
Financing leases	$23	$51
Cash used in financing activities:
Financing leases	$216	$2,286
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,812	$16,321
Financing leases	$1,196	$68

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) DEBT
Convertible Notes
As of December 31, 2024, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The following table summarizes information regarding the Company’s convertible notes:

	December 31,
	2024	2023
0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	$—	$495,000
Unamortized discount net of deferred offering costs	—	(1,123)
2024 Notes, net (1)	—	493,877

1.250% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(4,862)	(6,905)
2027 Notes, net	595,138	593,095
Total convertible debt, net	$595,138	$1,086,972

Fair value of fixed-rate convertible debt (2):
2024 Notes	$—	$488,288
2027 Notes	558,894	619,260
Total fair value of fixed-rate convertible debt	$558,894	$1,107,548
(1)The Company’s convertible notes due in 2024 matured on August 1, 2024. Substantially all holders of the 2024 Notes were repaid with cash, totaling approximately $495.0 million. No gain or loss was incurred upon the extinguishment.
(2)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 1 to these Consolidated Financial Statements for additional discussion of fair value measurements.
Interest expense on the Company’s fixed-rate convertible debt consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Coupon interest expense	$9,564	$10,465	$10,465
Accretion of discount on convertible notes	2,775	3,359	3,349
Amortization of debt issuance costs	391	594	593
Total interest expense on convertible debt	$12,730	$14,418	$14,407
2027 Notes
In May 2020, the Company issued $600.0 million in aggregate principal amount of senior subordinated unsecured convertible notes with a maturity date of May 15, 2027. The 2027 Notes were issued to the public at par value and bear interest at the rate of 1.25% per annum. Interest is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2020. The 2027 Notes are convertible, at the option of the holder into shares of the Company’s common stock. The initial conversion rate for the 2027 Notes is 7.2743 shares per $1,000 principal amount of the 2027 Notes, which represents a conversion price of $137.47 per share, subject to adjustment under certain conditions. Following certain corporate transactions, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2027 Notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock. A holder may convert fewer than all of such holder’s 2027 Notes so long as the amount of the 2027 Notes converted is an integral multiple of $1,000 principal amount. Net proceeds from the offering were $585.8 million. In connection with the issuance of the 2027 Notes,

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
the Company recorded a discount on the 2027 Notes of $13.5 million, which will be accreted and recorded as additional interest expense over the life of the 2027 Notes.
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
See Note 17 to these Consolidated Financial Statements for further discussion of the effect of conversion of the Company's convertible debt on earnings per common share.
Revolving Credit Facility
In August 2024, the Company entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of December 31, 2024, there were no amounts outstanding under the credit facility and the Company was in compliance with all covenants.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(11) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2021	$15,805	$(1,373)	$14,432
Other comprehensive income (loss) before reclassifications	29,045	(13,967)	15,078
Less: gain (loss) reclassified from AOCI	36,624	—	36,624
Tax effect	—	3,247	3,247
Net current period other comprehensive income (loss)	(7,579)	(10,720)	(18,299)
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(37,720)	16,885	(20,835)
Less: gain (loss) reclassified from AOCI	164	—	164
Tax effect	—	(3,922)	(3,922)
Net current period other comprehensive income	(37,884)	12,963	(24,921)
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	104,354	1,248	105,602
Less: gain (loss) reclassified from AOCI	14,872	—	14,872
Tax effect	—	(289)	(289)
Net current period other comprehensive income	89,482	959	90,441
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
(12) SEGMENT INFORMATION
The Company operates and is managed as one operating segment which derives revenue from activities related to the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
The Company’s commercial organization is responsible for marketing our approved products worldwide. The Company’s R&D organization is responsible for research and discovery of new product candidates and supporting the development and registration efforts for potential new products. The Company’s technical operations group is responsible for the development of manufacturing processes, supplying clinical drug product, and the manufacturing and distribution of our commercial products. The Company is also supported by corporate staff functions.
The Company’s Chief Executive Officer as the CODM manages and allocates resources to the operations of the total company by assessing the overall level of resources available and how to best allocate them to support the Company’s long-term company-wide strategic goals. In making this decision, the CODM uses consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods.
The key measure of segment profit or loss used by the CODM to allocate resources and assess the Company's performance is its consolidated Net Income, as reported on the Consolidated Statements of Income. The CODM's analysis includes a comparison to budgeted results. Segment assets provided to the CODM are consistent with those reported on the

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Consolidated Balance Sheets with particular emphasis on the Company's available liquidity including cash, cash equivalents, investments, accounts receivable and inventory.
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Twelve Months Ended December 31,
	2024	2023	2022
Total revenues	$2,853,915	$2,419,226	$2,096,039
Less:
Cost of sales	580,235	532,062	503,023
R&D expenses
Research and early pipeline	434,023	393,078	313,915
Later-stage clinical programs	27,581	62,604	119,015
Marketed products	285,580	291,091	216,676
SG&A expenses
S&M expenses	476,739	488,442	450,349
G&A expenses	532,286	403,964	372,894
Other segment expense (income), net (1)	90,612	80,340	(21,394)
Net income	$426,859	$167,645	$141,561
(1)Other segment expense (income), net during the years ended December 31, 2024, 2023 and 2022 include Intangible asset amortization, Interest income and expense, Other expense, net and the Provision for income taxes. The years ended December 31, 2024 and 2022 also include Gain on sale of nonfinancial assets.
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Years Ended December 31,
	2024	2023	2022
VIMIZIM	$739,784	$701,053	$663,739
VOXZOGO	735,092	469,881	169,128
NAGLAZYME	479,584	420,292	443,794
PALYNZIQ	355,047	303,919	255,032
ALDURAZYME	183,887	131,248	128,422
BRINEURA	169,083	161,889	154,333
KUVAN	120,902	180,767	227,577
ROCTAVIAN	26,066	3,489	—
Total net product revenues	2,809,445	2,372,538	2,042,025
Royalty and other revenues	44,470	46,688	54,014
Total revenues	$2,853,915	$2,419,226	$2,096,039
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31,
	2024	2023	2022
United States	$924,810	$771,314	$684,284
Europe	829,031	669,331	650,952
Latin America	378,084	332,437	266,801
Rest of world	493,633	468,208	311,566
Total net product revenues marketed by the Company	2,625,558	2,241,290	1,913,603
ALDURAZYME net product revenues marketed by Sanofi	183,887	131,248	128,422
Total net product revenues	$2,809,445	$2,372,538	$2,042,025
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Years Ended December 31,
	2024	2023	2022
Customer A	13%	14%	16%
Customer B	12%	12%	12%
Total	25%	26%	28%
Long-lived assets, which consist of net property, plant and equipment and ROU assets are summarized by geographic region in the following table.

	December 31,
	2024	2023
Long-lived assets by geography:
United States	$755,069	$788,590
Ireland	308,123	306,542
Rest of world	13,600	17,075
Total long-lived assets	$1,076,792	$1,112,207
Concentration Information
On a consolidated basis, two customers accounted for 20% and 11% of the Company’s December 31, 2024 accounts receivable balance, respectively, compared to December 31, 2023 when two customers accounted for 15% and 12% of the accounts receivable balance, respectively. As of December 31, 2024 and 2023, the accounts receivable balance for Sanofi included $96.8 million and $63.4 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(13) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2024, an aggregate of approximately 49.3 million unissued shares were authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan (2017 EIP) and the ESPP. Under the 2017 EIP, shares issued and outstanding under the Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan) and the 2017 EIP that expire or are forfeited generally become available for future issuance under the 2017 EIP. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 1 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.
2017 Equity Incentive Plan
The 2017 EIP provides for awards of RSUs and stock options as well as other forms of equity compensation. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSUs with Performance-based Vesting Conditions (PRSUs) generally vest over a three-year period on a cliff basis three years after the grant date. Stock option awards granted to employees generally vest over a four-year period on a cliff basis 12 months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally 10 years from the grant date. As of December 31, 2024, approximately 37.2 million shares were authorized and reserved for future issuance under the 2017 EIP.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was most recently amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2024, the Company issued 0.3 million shares under the ESPP. As of December 31, 2024, approximately 7.0 million shares were authorized and 2.3 million shares reserved for future issuance under the ESPP.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Income for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2024	2023	2022
Cost of sales	$15,131	$17,604	$17,709
Research and development	59,545	65,714	61,702
Selling, general and administrative	126,895	123,781	116,897
Total stock-based compensation expense	$201,571	$207,099	$196,308
Stock-based compensation of $28.3 million, $21.7 million and $21.3 million was capitalized into inventory for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.
Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of activity related to RSUs with service-based vesting conditions for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2023	4,703,825	$83.39
Granted	2,501,850	$82.98
Vested	(1,831,475)	$81.50
Forfeited	(837,477)	$84.20
Non-vested units as of December 31, 2024	4,536,723	$83.88
The weighted-average grant date fair values per share of RSUs with service-based vesting granted during the years ended December 31, 2024, 2023 and 2022, was $82.98, $88.96 and $79.43, respectively. The total intrinsic values of restricted stock that vested and released in the years ended December 31, 2024, 2023 and 2022, was $152.2 million, $149.8 million and $130.1 million, respectively.
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $258.6 million was expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Unit Awards with Performance-based Vesting Conditions
Below is a summary of activity related to RSUs with vesting conditions based on performance targets for the year ended December 31, 2024:

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2023	436,100	$83.33
Granted	234,829	$81.27
Vested	(227,009)	$78.39
Forfeited	(16,610)	$86.62
Non-vested units as of December 31, 2024	427,310	$84.29
The weighted-average grant date fair value of the PRSUs for the years ended December 31, 2024, 2023 and 2022, was $81.27, $89.22 and $78.27, respectively.
Non-vested PRSUs included grants with vesting contingent upon the achievement of three-year or five-year performance targets for strategic goals, core operating margin or other internal financial measures. The awarded PRSUs vest over a three-year or a five-year service period on a cliff basis. The Company evaluated the targets in the context of its current long-range financial plan and its product candidate development pipeline to determine when attainment of each grant target was probable for accounting purposes. The number of shares that may be earned generally range between 50% and 200% of the base PRSUs granted.
As of December 31, 2024, total unrecognized compensation expense related to non-vested PRSUs of $5.4 million was expected to be recognized over a weighted average period of 3.8 years.
Restricted Stock Unit Awards with Market-based Vesting Conditions
The Compensation Committee and Board may grant RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between zero percent and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s TSR is negative on an absolute basis.
Below is a summary of activity related to RSUs with market-based vesting conditions for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2023	403,900	$128.95
Granted	320,990	$102.07
Vested	(262,550)	$117.69
Forfeited	(19,000)	$122.02
Non-vested units as of December 31, 2024	443,340	$120.92
The grant date fair values and assumptions used to determine the fair value of TSR-RSUs on grant date during the periods presented were as follows:

	Years Ended December 31,
	2024	2023	2022
Grant date fair value	$102.07	132.56	$124.67
Expected volatility	20.8 – 168.3%	22.4 – 152.1%	24.5 – 157.6%
Dividend yield	0.0%	0.0%	0.0%
Expected term	2.3 years - 2.8 years	2.8 years	2.8 years
Risk-free interest rate	3.6 - 4.6%	3.8%	2.0%

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

As of December 31, 2024, total unrecognized compensation expense of $15.3 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 2.0 years.
Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2024. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2023	5,720,131	$85.26		$74,704
Granted	726,430	$80.79
Exercised	(520,189)	$65.71
Expired and forfeited	(178,924)	$86.01
Options outstanding as of December 31, 2024	5,747,448	$86.44	4.8	$5,198
Options unvested as of December 31, 2024	1,182,545	$83.47	8.7	$—
Exercisable as of December 31, 2024	4,513,338	$87.38	3.8	$—
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $65.73, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2024.
The weighted-average grant date fair values of stock options granted in the years ended December 31, 2024, 2023 and 2022, were $35.87, $39.30 and $32.45, respectively. The total intrinsic values of options exercised during the years ended December 31, 2024, 2023 and 2022, were $9.5 million, $25.9 million and $32.1 million, respectively, determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	38.0 – 39.4%	37.8 – 40.3%	38.1 – 40.5%
Dividend yield	0.0%	0.0%	0.0%
Expected term	4.7 – 6.2 years	4.7 – 6.2 years	4.7 – 6.1 years
Risk-free interest rate	3.5 – 4.5%	3.5 – 4.6%	2.1 – 4.2%
As of December 31, 2024, total unrecognized compensation cost related to unvested stock options of $33.3 million was expected to be recognized over a weighted average period of 2.7 years. The net tax expense from stock options exercised during the year ended December 31, 2024 was not material.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Purchase Rights
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	24.0 – 36.9%	24.0 – 48.0%	28.6 – 69.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term	0.5 – 2.0 years	0.5 – 2.0 years	0.5 – 2.0 years
Risk-free interest rate	4.1 – 5.5%	0.06 – 5.5%	0.04 – 4.8%
As of December 31, 2024, total unrecognized compensation cost related to unvested stock purchase rights under the ESPP of $12.4 million was expected to be recognized over a weighted average period of 1.3 years.
(14) OTHER EMPLOYEE BENEFITS
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan) for eligible U.S. employees. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or the annual statutory contribution limit. The Company’s matching contribution vests immediately and was approximately $34.4 million, $32.7 million and $30.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
(15) RESTRUCTURING
During 2024, in connection with the discontinuation of certain research and development programs and organizational redesign efforts centered around the Company’s strategic priorities, including the acceleration and maximization of VOXZOGO, establishing the ROCTAVIAN opportunity, focusing R&D activities on the assets that management believes will be the most productive and accelerate earnings per share through expanding margins, the Company committed to plans in the second and third quarters of 2024, to reduce its global workforce by approximately 170 and 225 employees, respectively. These workforce reductions were substantially completed by the end of 2024.
The restructuring plan includes severance and employee-related costs, asset impairments, and other costs. The asset impairment charges were for abandoned assets-in-progress of being constructed and a ROU Asset related to leased office space the Company decided to exit and sub-lease. The Company utilized the discounted cash flow approach to determine the fair value of the ROU Asset. The ROU Asset impairment is the difference between the existing lease terms and rates and the expected sub-lease terms and rates available in the market. The Other category includes restructuring-related consulting costs, which are expensed as incurred, as well as other obligations related to the leased office space that will be satisfied over the remainder of the lease term.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The restructuring charges and adjustments were included in SG&A in the Consolidated Statements of Income. Restructuring expenses consisted of the following:

Twelve Months Ended December 31,
2024
Severance and one-time employee benefits	$60,941
Asset Impairments	16,448
Other	18,439
$95,828
The following unpaid balance as of December 31, 2024 was recorded to Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet:

	Severance and related costs	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Charges and Adjustments	60,941	18,439	$79,380
Payments	(50,926)	(16,784)	$(67,710)
Balance as of December 31, 2024	$10,015	$1,655	$11,670
(16) INCOME TAXES
The Provision for Income Taxes was based on Income before Income Taxes as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. Source	$130,503	$(453,840)	$(299,403)
Non-U.S. Source	411,260	642,403	448,979
Income before income taxes	$541,763	$188,563	$149,576

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The U.S. and foreign components of the Provision for (Benefit from) Income Taxes were as follows:

	Years Ended December 31,
	2024	2023	2022
Provision for income taxes
Federal	$32,344	$25,120	$12,798
State and local	8,813	5,098	5,058
Foreign	17,651	35,681	42,246
	58,808	65,899	60,102
Provision for deferred income taxes:
Federal	(2,117)	(70,754)	(79,270)
State and local	(5,166)	(8,030)	(5,143)
Foreign	63,379	33,803	32,326
	56,096	(44,981)	(52,087)
Provision for income taxes	$114,904	$20,918	$8,015
The following is a reconciliation of the statutory federal income tax benefit to the Company’s effective tax rate:

	December 31,
	2024	2023	2022
Federal statutory income tax rate	$113,770	$39,598	$31,412
State and local taxes	4,756	(3,614)	(1,017)
Orphan Drug & General Business Credit	(35,486)	(39,535)	(35,674)
Stock compensation expense	7,467	2,209	6,433
Foreign Source Income Subject to US Tax	44,492	47,721	(5,644)
Foreign tax rate differential (1)	(34,905)	(69,987)	(4,051)
Section 162(m) limitation	9,278	9,699	6,577
Tax Reserves	32,560	27,296	18,043
Intra-entity transfer of assets	(33,432)	5,019	(18,752)
Valuation allowance/deferred benefit	7,175	3,723	7,851
Other	(771)	(1,211)	2,837
Effective income tax rate	$114,904	$20,918	$8,015
(1)For the year ended December 31, 2024, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate offset by elimination of intercompany sales. For the year ended December 31, 2023, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate. For the year ended December 31, 2022, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and was offset by the income from the sale of a priority review voucher that was taxed at a higher tax rate and elimination of intercompany sales.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2024	2023
Net deferred tax assets:
Net operating loss carryforwards	$18,585	$19,025
Tax credit carryforwards	462,925	524,652
Accrued expenses, reserves, and prepaids	119,986	107,485
Intangible assets	696,096	789,479
Capitalized R&D expenses	310,081	216,975
Stock-based compensation	42,609	48,744
Lease liabilities	7,209	7,857
Inventory	19,119	18,914
Other	1,168	1,113
Valuation allowance	(126,311)	(119,230)
Total deferred tax assets	1,551,467	1,615,014

Joint venture basis difference	(1,037)	(1,111)
Acquired intangibles	(915)	(1,026)
ROU Assets	(4,684)	(6,917)
Property, plant and equipment	(55,923)	(60,151)
Total deferred tax liabilities	(62,559)	(69,205)
Net deferred tax assets	$1,488,908	$1,545,809
The decrease in net deferred tax assets is primarily related to utilization of tax credits and a decrease in intangible assets partially offset by additional capitalization of research and development expenses.
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
As of December 31, 2024, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$2,964	2030-2034
Federal R&D and orphan drug credit carryforwards	$496,532	2028-2044
State net operating loss carryforwards	$200,696	2025-2044
Dutch net operating loss carryforwards	$27,994	Indefinite
Not included in the table above are $182.5 million of state research credit carryovers that will carry forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023, is as follows:

	December 31,
	2024	2023
Balance at beginning of period	$277,456	$232,856
Additions based on tax positions related to the current year	47,682	41,473
Additions (reductions) for tax positions of prior years	(103)	3,127
Lapse of statute of limitations	—	—
Balance at end of period	$325,035	$277,456
Included in the balance of unrecognized tax benefits as of December 31, 2024 were potential benefits of $312.6 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2024. The Company believes it will not have any material decreases in its previously unrecognized tax benefits within the next twelve months.
The Company files income tax returns in the U.S., Ireland and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2021 and earlier may still be adjusted upon examination by tax authorities. The Company's 2022 federal income tax return is currently under audit by the IRS.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $15.6 million as of December 31, 2024, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.
(17) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs and contingent issuances of common stock related to the Company's convertible debt.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Numerator:
Net income, basic	$426,859	$167,645	$141,561
Add: Interest expense, net of tax, on the Company's convertible debt	7,327	—	—
Net income, diluted	$434,186	$167,645	$141,561
Denominator:
Weighted-average common shares outstanding, basic	190,027	187,834	185,266
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	2,316	3,761	3,697
Common stock issuable under the Company’s convertible debt (1)	4,365	—	—
Weighted-average common shares outstanding, diluted	196,708	191,595	188,963
Earnings per common share, basic	$2.25	$0.89	$0.76
Earnings per common share, diluted	$2.21	$0.87	$0.75
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Common stock issuable under the Company's equity incentive plans	9,438	8,072	8,148
Common stock issuable under the Company’s convertible debt (1)	—	8,335	8,335
Total number of potentially issuable shares	9,438	16,407	16,483
(1)    If converted, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. The Company’s 2024 Notes matured in August 2024 and substantially all holders were repaid in cash. For additional discussion of our convertible debt, see Note 10 to these Consolidated Financial Statements.
(18) LICENSE AND COLLABORATION AGREEMENTS
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
On October 1, 2015, the Company entered into an agreement with Ares Trading S.A. (Merck Serono) under which the Company acquired all global rights to KUVAN and PALYNZIQ from Merck Serono, with the exception of KUVAN in Japan. Previously, the Company had exclusive rights to KUVAN in the U.S. and Canada and PALYNZIQ in the U.S. and Japan. Pursuant to the agreement, if future sales milestones were met, the Company was obligated to pay Merck Serono up to a maximum of €60.0 million, all of which were met and paid as of December 31, 2023. Pursuant to the agreement, the Company also paid Merck Serono €125.0 million in cash when the PALYNZIQ development milestones were achieved.
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
As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, the Company received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business, Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.
Contingent Payments
As of December 31, 2024, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $258.1 million, of this amount the Company may pay up to $3.1 million in 2025 if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning system implementation costs. As of December 31, 2024, such commitments were estimated at $641.9 million, of which $482.0 million is expected to be paid in 2025 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.