Form 10-Q
period 2025-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2025-05-02
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,775,665 shares of common stock, par value $0.001, outstanding as of April 25, 2025.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” “would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the SEC) on February 24, 2025. You should carefully consider that information before you make an investment decision.
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
•Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Net product revenues	$734,644	$637,815
Royalty and other revenues	10,501	11,018
Total revenues	745,145	648,833
OPERATING EXPENSES:
Cost of sales	151,558	125,180
Research and development	158,731	204,987
Selling, general and administrative	206,116	225,906
Intangible asset amortization	4,847	14,298
Gain on sale of nonfinancial assets	—	(10,000)
Total operating expenses	521,252	560,371
INCOME FROM OPERATIONS	223,893	88,462

Interest income	19,013	19,365
Interest expense	(2,863)	(3,547)
Other income (expense), net	(1,954)	1,267
INCOME BEFORE INCOME TAXES	238,089	105,547
Provision for income taxes	52,403	16,885
NET INCOME	$185,686	$88,662
EARNINGS PER SHARE, BASIC	$0.97	$0.47
EARNINGS PER SHARE, DILUTED	$0.95	$0.46
Weighted average common shares outstanding, basic	190,967	188,866
Weighted average common shares outstanding, diluted	196,474	199,262

COMPREHENSIVE INCOME	$143,184	$116,404

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2025 and December 31, 2024
(In thousands, except share amounts)

	March 31, 2025	December 31, 2024 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,048,803	$942,842
Short-term investments	223,532	194,864
Accounts receivable, net	739,177	660,535
Inventory	1,274,848	1,232,653
Other current assets	181,545	201,533
Total current assets	3,467,905	3,232,427
Noncurrent assets:
Long-term investments	506,724	521,238
Property, plant and equipment, net	1,032,613	1,043,041
Intangible assets, net	247,346	255,278
Goodwill	196,199	196,199
Deferred tax assets	1,460,566	1,489,366
Other assets	235,654	251,391
Total assets	$7,147,007	$6,988,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$628,213	$606,988
Total current liabilities	628,213	606,988
Noncurrent liabilities:
Long-term convertible debt, net	595,650	595,138
Other long-term liabilities	129,685	128,824
Total liabilities	1,353,548	1,330,950
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 191,755,802 and 190,761,349 shares issued and outstanding, respectively	192	191
Additional paid-in capital	5,794,302	5,802,068
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,177)	(11,227)
Accumulated other comprehensive income	19,151	61,653
Accumulated deficit	(9,009)	(194,695)
Total stockholders’ equity	5,793,459	5,657,990
Total liabilities and stockholders’ equity	$7,147,007	$6,988,940

(1)December 31, 2024 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Shares of common stock, beginning balances (1)	190,761	188,598
Issuances under equity incentive plans	995	1,179
Shares of common stock, ending balances	191,756	189,777

Total stockholders' equity, beginning balances (1)	$5,657,990	$4,951,549
Common stock:
Beginning balances (1)	191	189
Issuances under equity incentive plans, net of tax	1	1
Ending balances	192	190
Additional paid-in capital:
Beginning balances (1)	5,802,068	5,611,562
Issuances under equity incentive plans, net of tax	(49,333)	(55,669)
Stock-based compensation	41,617	61,531
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(50)	1,840
Ending balances	5,794,302	5,619,264
Company common stock held by the NQDC:
Beginning balances (1)	(11,227)	(9,860)
Common stock held by the NQDC	50	(1,840)
Ending balances	(11,177)	(11,700)
Accumulated other comprehensive income (loss):
Beginning balances (1)	61,653	(28,788)
Other comprehensive income (loss)	(42,502)	27,742
Ending balances	19,151	(1,046)
Accumulated Deficit:
Beginning balances (1)	(194,695)	(621,554)
Net income	185,686	88,662
Ending balances	(9,009)	(532,892)
Total stockholders' equity, ending balances	$5,793,459	$5,073,816

(1)The beginning balances for the three-month periods were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,686	$88,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,069	27,350
Non-cash interest expense	660	990
Accretion of discount on investments	(1,362)	(2,502)
Stock-based compensation	37,700	58,249
Gain on sale of nonfinancial assets	—	(10,000)
Impairment of assets	2,967	—
Deferred income taxes	28,429	285
Unrealized foreign exchange gain	(10,026)	(10,804)
Other	(1,267)	127
Changes in operating assets and liabilities:
Accounts receivable, net	(57,590)	(3,386)
Inventory	(24,335)	(16,820)
Other current assets	(6,327)	(17,353)
Other assets	(1,624)	(12,130)
Accounts payable and accrued liabilities	(2,655)	(59,006)
Other long-term liabilities	2,069	3,309
Net cash provided by operating activities	174,394	46,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,768)	(26,104)
Maturities and sales of investments	77,804	131,533
Purchases of investments	(89,274)	(121,665)
Proceeds from sale of nonfinancial assets	—	10,000
Purchase of intangible assets	—	(8,000)
Net cash used in investing activities	(28,238)	(14,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	—	7,197
Taxes paid related to net share settlement of equity awards	(38,779)	(49,948)
Other	—	(42)
Net cash used in financing activities	(38,779)	(42,793)
Effect of exchange rate changes on cash	(1,416)	1,927
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,961	(8,131)
Cash and cash equivalents:
Beginning of period	$942,842	$755,127
End of period	$1,048,803	$746,996
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$1,420
Cash paid for income taxes	$10,388	$2,301
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$(1,758)	$8,167
Decrease in accounts payable and accrued liabilities related to intangible assets	$—	$(8,512)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other period.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
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
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of March 31, 2025 and December 31, 2024.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$436,769	$—	$—	$436,769	$436,769	$—	$—

Level 2:
Money market instruments	612,034	—	—	612,034	612,034	—	—
Corporate debt securities	509,557	3,071	(135)	512,493	—	188,422	324,071
U.S. government agency securities	141,726	660	(85)	142,301	—	33,980	108,321
Asset-backed securities	75,173	314	(25)	75,462	—	1,130	74,332
Subtotal	1,338,490	4,045	(245)	1,342,290	612,034	223,532	506,724
Total	$1,775,259	$4,045	$(245)	$1,779,059	$1,048,803	$223,532	$506,724

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$329,619	$—	$—	$329,619	$329,619	$—	$—

Level 2:
Money market instruments	613,223	—	—	613,223	613,223	—	—
Corporate debt securities	503,202	2,410	(390)	505,222	—	168,104	337,118
Asset-backed securities	138,508	363	(344)	138,527	—	25,864	112,663
U.S. government agency securities	72,027	359	(33)	72,353	—	896	71,457
Subtotal	1,326,960	3,132	(767)	1,329,325	613,223	194,864	521,238
Total	$1,656,579	$3,132	$(767)	$1,658,944	$942,842	$194,864	$521,238
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
As of March 31, 2025, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$162,492	$154,341
Work-in-process	642,993	550,678
Finished goods	469,363	527,634
Total inventory	$1,274,848	$1,232,653
Property, Plant and Equipment, Net consisted of the following:

	March 31, 2025	December 31, 2024
Property, plant and equipment, gross	$1,940,801	$1,934,832
Accumulated depreciation	(908,188)	(891,791)
Total property, plant and equipment, net	$1,032,613	$1,043,041
Depreciation expense, net of amounts capitalized into inventory, for the three months ended March 31, 2025 and 2024 was $14.1 million and $12.6 million, respectively.
Intangible Assets, Net consisted of the following:

	March 31, 2025	December 31, 2024
Finite-lived intangible assets	$721,110	$721,110
Accumulated amortization	(473,764)	(465,832)
Net carrying value	$247,346	$255,278

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable and accrued operating expenses	$293,751	$235,403
Accrued compensation expense	130,227	202,513
Accrued rebates payable	138,586	120,835
Accrued income taxes	23,942	12,567
Foreign currency exchange forward contracts	15,516	13,056
Lease liability	6,309	7,574
Accrued royalties payable	7,860	7,923
Other	12,022	7,117
Total accounts payable and accrued liabilities	$628,213	$606,988

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of March 31, 2025 or December 31, 2024. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of March 31, 2025 or December 31, 2024.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following:

	March 31, 2025	December 31, 2024
Assets:
Other current assets:
NQDC Plan assets	$3,403	$2,928
Other assets:
NQDC Plan assets	35,075	34,978
Restricted investments (1)	361	514
Total other assets	35,436	35,492
Total assets	$38,839	$38,420
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$3,403	$2,928
Other long-term liabilities:
NQDC Plan liability	35,075	34,978
Total liabilities	$38,478	$37,906
(1)     The restricted investments as of March 31, 2025 and December 31, 2024 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2025.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Sell	$1,333,130	$1,371,816
Purchase	$294,394	$289,967

Derivatives not designated as hedging instruments:
Sell	$375,382	$344,101
Purchase	$59,545	$63,617
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$28,608	$60,192
Other assets	4,191	14,514
Subtotal	$32,799	$74,706

Derivative Liabilities
Accounts payable and accrued liabilities	$15,423	$12,381
Other long-term liabilities	1,143	2,536
Subtotal	$16,566	$14,917

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$4,674	$4,934

Derivative Liabilities
Accounts payable and accrued liabilities	$93	$675

Total Derivative Assets	$37,473	$79,640
Total Derivative Liabilities	$16,659	$15,592
For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended March 31,
	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$12,545	$(1,119)
Operating expenses	$(2,606)	$504

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(12,109)	$7,728
As of March 31, 2025, the Company expects to reclassify unrealized gains of $16.2 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.
(6) DEBT
Convertible Notes
As of March 31, 2025, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The convertible notes detailed below are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2025	December 31, 2024
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(4,350)	(4,862)
Total convertible debt, net	$595,650	$595,138

Fair value of fixed-rate convertible debt(1) :
2027 Notes	$567,504	$558,894
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open-market trades and classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2025	2024
Coupon interest expense	$1,875	$2,616
Accretion of discount on convertible notes	485	841
Amortization of debt issuance costs	27	149
Total interest expense on convertible debt	$2,387	$3,606
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to the Company’s convertible debt.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(33,652)	1,434	(32,218)
Less: gain (loss) reclassified from AOCI	9,939	—	9,939
Tax effect	—	(345)	(345)
Net current-period other comprehensive income (loss)	(43,591)	1,089	(42,502)
AOCI balance as of March 31, 2025	$16,233	$2,918	$19,151

	Three Months Ended March 31, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	28,860	(2,242)	26,618
Less: gain (loss) reclassified from AOCI	(615)	—	(615)
Tax effect	—	509	509
Net current-period other comprehensive income (loss)	29,475	(1,733)	27,742
AOCI balance as of March 31, 2024	$(183)	$(863)	$(1,046)
For additional discussion of reclassifications from AOCI see Note 5 – Derivative Instruments and Hedging Strategies.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) SEGMENT INFORMATION
The Company operates and is managed as one business segment which derives revenue from activities related to the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
The Company’s commercial organization is responsible for marketing our approved products worldwide. The Company’s research and development (R&D) organization is responsible for research and discovery of new product candidates and supporting the development and registration efforts for potential new products. The Company’s technical operations group is responsible for the development of manufacturing processes, supplying clinical drug product, and the manufacturing and distribution of the Company’s commercial products. The Company is also supported by corporate staff functions.
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
The key measure of segment profit or loss used by the CODM to allocate resources and assess the Company's performance is its Consolidated Net Income, as reported on the Condensed Consolidated Statements of Comprehensive Income. The CODM's analysis includes a comparison to budgeted results. Segment assets provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets with particular emphasis on the Company's available liquidity including cash, cash equivalents, investments, accounts receivable and inventory.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended March 31,
	2025	2024
Total revenues	$745,145	$648,833
Less:
Cost of sales	151,558	125,180
R&D expenses
Research and early pipeline	90,470	120,392
Later-stage clinical programs	14,291	—
Marketed products	53,970	84,595
SG&A expenses
S&M expenses	102,531	119,360
G&A expenses	103,585	106,546
Other segment expense (income), net (1)	43,054	4,098
Net income	$185,686	$88,662
(1)Other segment expense (income), net during the three months ended March 31, 2025 and 2024 include intangible asset amortization, interest income and expense, other income (expense) and income tax expense.
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended March 31,
	2025	2024
VOXZOGO	$213,754	$152,889
VIMIZIM	188,346	192,520
NAGLAZYME	114,290	105,629
PALYNZIQ	93,269	75,709
ALDURAZYME	48,977	35,262
BRINEURA	40,362	39,047
KUVAN	25,136	35,910
ROCTAVIAN	10,510	849
Total net product revenues	734,644	637,815
Royalty and other revenues	10,501	11,018
Total revenues	$745,145	$648,833

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
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

	Three Months Ended March 31,
	2025	2024
United States	$241,694	$192,999
Europe	229,578	195,748
Latin America	88,282	78,594
Rest of world	126,113	135,212
Total net product revenues marketed by the Company	$685,667	$602,553
ALDURAZYME net product revenues marketed by Sanofi	48,977	35,262
Total net product revenues	$734,644	$637,815
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2025	2024
Customer A	14%	14%
Customer B	12	11
Customer C	11	9
Total	37%	34%
Concentration Information
On a consolidated basis, one customer accounted for 19% of the Company’s March 31, 2025 accounts receivable balance compared to December 31, 2024, when two customers accounted for 20% and 11% of the accounts receivable balance, respectively. As of March 31, 2025, and December 31, 2024, the accounts receivable balance for Sanofi included $105.0 million and $96.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
(9) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of restricted stock units (RSUs) and stock options as well as other forms of equity compensation to its employees, officers and non-employee directors.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company also has an Employee Stock Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$2,191	$3,244
Research and development	12,127	20,677
Selling, general and administrative	23,382	34,328
Total stock-based compensation expense	$37,700	$58,249
(10) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income, basic	$185,686	$88,662
Add: Interest expense, net of tax, on the Company's convertible debt	1,833	2,769
Net Income, diluted	$187,519	$91,431
Denominator:
Weighted-average common shares outstanding, basic	190,967	188,866
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	1,142	2,061
Common stock issuable under the Company’s convertible debt(1)	4,365	8,335
Weighted-average common shares outstanding, diluted	196,474	199,262
Earnings per common share, basic	$0.97	$0.47
Earnings per common share, diluted	$0.95	$0.46
(1)     If converted, in the first quarter of 2024, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of the Company’s convertible debt, see Note 6 - Debt.
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock issuable under the Company's equity incentive plans	11,686	10,947
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
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
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
Contingent Payments
As of March 31, 2025, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $234.1 million, of this amount the Company may pay up to $2.1 million over the next 12 months if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning (ERP) system implementation costs for which the Company is committed. As of March 31, 2025, such commitments were estimated at $586.6 million, of which $299.8 million is expected to be paid in 2025 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
A summary of our commercial products, as of March 31, 2025, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2025	2024
Total revenues	$745.1	$648.8
Cost of sales	$151.6	$125.2
Research and development (R&D)	$158.7	$205.0
Selling, general and administrative (SG&A)	$206.1	$225.9
Provision for income taxes	$52.4	$16.9
Net income	$185.7	$88.7
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2025. We believe that the combination of our internal research programs and partnerships will allow us to continue to develop and commercialize innovative therapies for patients with serious and life-threatening rare diseases and medical conditions. We periodically conduct strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. Based on such

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
strategic portfolio assessments, certain programs that do not meet its threshold for further development and commercialization could be discontinued.
In April 2025, we completed enrollment of our pivotal Phase 3 study with VOXZOGO in hypochondroplasia. Our CANOPY clinical program is continuing to advance VOXZOGO in additional new indications, including idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency.

Also, in April 2025, we announced that our pivotal study with PALYNZIQ for the treatment of adolescents between the ages of 12 and 17 met its primary efficacy endpoint, demonstrating a statistically significant lowering in blood Phe levels.

With respect to BMN 333, our long-acting C-type natriuretic peptide (CNP), we enrolled multiple cohorts of healthy volunteers in our first-in-human study. We recently met with the U.S. Food and Drug Administration (FDA) and reached agreement on an overall clinical development plan for BMN 333 in achondroplasia.

We also continue to advance BMN 351, our next generation oligonucleotide for Duchenne Muscular Dystrophy, and BMN 349, an oral therapeutic for Alpha-1 antitrypsin deficiency (AATD) associated liver disease.
See the risk factors described under “Business and Operational Risks” section in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2025	2024	Change
VOXZOGO	$213.7	$152.9	$60.8

Enzyme Therapies:
VIMIZIM	188.3	192.6	(4.3)
NAGLAZYME	114.3	105.6	8.7
PALYNZIQ	93.3	75.7	17.6
ALDURAZYME	49.0	35.3	13.7
BRINEURA	40.4	39.0	1.4

KUVAN	25.1	35.9	(10.8)
ROCTAVIAN	10.5	0.8	9.7
Total net product revenues	$734.6	$637.8	$96.8
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
The increase in Net Product Revenues for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.;
•ALDURAZYME: higher sales volume due to timing of order fulfillment to Sanofi;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•ROCTAVIAN: higher sales volume from new patients in the U.S. and Europe; and
•NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, primarily in Latin America.
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
With respect to KUVAN, see also the risk factor “If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information on risks we face.
With respect to VOXZOGO, see also the risk factor “Our success depends on our ability to manage our growth and execute our corporate strategy.” in "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
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

	Three Months Ended March 31,
	2025	2024	Change
Sales denominated in USD	$358.3	$307.9	$50.4
Sales denominated in foreign currencies	376.3	329.9	46.4
Total net product revenues	$734.6	$637.8	$96.8

	Three Months Ended March 31,
	2025	2024	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(13.6)	$(22.7)	$9.1
The unfavorable impact for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by weakening of the Brazilian Real, Euro, Colombian Peso, and Argentine Peso.
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
(In millions of U.S. dollars, except as otherwise disclosed)
Sales also includes royalties payable to third parties based on sales of our products, idle plant costs and charges for inventory valuation reserves.
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended March 31,
	2025	2024	Change
Total revenues	$745.1	$648.8	$96.3
Cost of sales	$151.6	$125.2	$26.4
Gross margin	79.7%	80.7%	(1.0)%
Cost of Sales increased in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily from higher sales volume and excess and obsolete inventory reserves recorded in the period. Gross margin decreased marginally during the three months ended March 31, 2025 as compared to three months ended March 31, 2024, primarily due to excess and obsolete inventory reserves recorded in the period and higher sales volume for products with lower margin.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended March 31,
	2025	2024	Change
Research and early pipeline	$90.4	$120.4	$(30.0)
Later-stage clinical programs	14.3	—	14.3
Marketed products	54.0	84.6	(30.6)
Total R&D expense	$158.7	$205.0	$(46.3)
The decrease in R&D expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower spend on ROCTAVIAN and the Research and early pipeline programs that were discontinued in 2024. The decrease was partially offset by increased spend on new VOXZOGO indication for hypochondroplasia which is now a Later-stage clinical program.
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
SG&A expense consisted of the following:

	Three Months Ended March 31,
	2025	2024	Change
S&M	$102.5	$119.4	$(16.9)
G&A	103.6	106.5	(2.9)
Total SG&A expense	$206.1	$225.9	$(19.8)
S&M expense consisted of the following:

	Three Months Ended March 31,
	2025	2024	Change
Enzyme Therapies	$48.6	$55.2	$(6.6)
VOXZOGO	34.5	30.7	3.8
ROCTAVIAN	6.4	23.9	(17.5)
Other	13.0	9.6	3.4
Total S&M expense	$102.5	$119.4	$(16.9)
The decrease in S&M expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to reduced activities related to ROCTAVIAN as we focused commercial efforts in the U.S., Germany and Italy to align with our updated ROCTAVIAN strategy announced during second half of 2024. The decrease was also attributable to lower spend on Enzyme Therapies following the organizational redesign announced in 2024 and lower distributor fees in 2025. These increases were partially offset by increased spending related to global expansion of VOXZOGO for achondroplasia.
The decrease in G&A expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower employee-related costs and administrative expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Amortization of intangible assets	$4.8	$14.3	$(9.5)

Gain on sale of nonfinancial assets	$—	$10.0	$(10.0)
The decrease in Amortization of intangible assets for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to the increase in the estimated useful life of an intangible asset as a result of the extension of a patent during the second half of 2024 and an intangible asset becoming fully amortized during the fourth quarter of 2024.
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

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$19.0	$19.4	$(0.4)
The change in Interest Income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was relatively flat.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024	Change
Interest expense	$2.9	$3.5	$(0.6)
The change in Interest Expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was relatively flat. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024	Change
Other income (expense), net	$(2.0)	$1.3	$(3.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The decrease in Other Income (Expense), Net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to impairment loss on non-marketable equity securities, partially offset by higher foreign currency transaction gains.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024	Change
Provision for income taxes	$52.4	$16.9	$35.5
The increase in Provision for income taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to higher year-to-date taxable income and tax expense related to expiration of unexercised options in the first quarter of 2025.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$1,048.8	$942.8	$106.0
Short-term investments	223.5	194.9	28.6
Long-term investments	506.7	521.2	(14.5)
Total cash, cash equivalents and investments	$1,779.0	$1,658.9	$120.1
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$174.4	$47.0	$127.4
Net cash used in investing activities	$(28.2)	$(14.2)	$(14.0)
Net cash used in financing activities	$(38.8)	$(42.8)	$4.0
The increase in net cash provided by operating activities in the three months ended March 31, 2025 compared to March 31, 2024 was primarily attributed to increase in net income and timing of payments to vendors, partially offset by the timing of cash receipts from our customers.
The increase in net cash used in investing activities in the three months ended March 31, 2025 compared to March 31, 2024 was primarily attributable to higher net purchases of available-for-sale securities, partially offset by the absence of proceeds received in the first quarter of 2024 related to a sale of nonfinancial asset.
The decrease in net cash used in financing activities in the three months ended March 31, 2025 compared to March 31, 2024 was primarily due to lower taxes paid related to net share settlement of equity awards and absence of proceeds from stock option exercises.
Financing
Our $600.0 million (undiscounted) of convertible debt as of March 31, 2025 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of March 31, 2025, our indebtedness consisted of our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in May 2027. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2024.
In August 2024, we entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of March 31, 2025, there were no amounts outstanding under the credit facility and we were in compliance with all covenants.
Material Cash Requirements
Purchase Obligations
As of March 31, 2025, we had obligations of approximately $586.6 million, of which $299.8 million is expected to be paid in 2025. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
As of March 31, 2025, we were subject to contingent payments considered reasonably possible of $234.1 million, of this amount we may pay up to $2.1 million over the next 12 months if certain contingencies are met. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our contingent obligations.
Our lease commitments and unrecognized tax benefits as of March 31, 2025 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2025, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2025 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2025.
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
(b) Changes in Internal Control over Financial Reporting
Except as noted, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results.
In January 2025, we began deploying a new ERP at certain subsidiaries, replacing existing operating and financial systems. The new ERP implementation is scheduled to occur in phases through 2026, with post-implementation activities following thereafter.We have updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We have updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. As the implementation and post-implementation activities take place, we will continue to have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025.

Business and Operational Risks
*Our success depends on our ability to manage our growth and execute our corporate strategy.
In 2024, we announced our new corporate strategy focused on innovation, growth, and value commitment, which includes, among other things, the acceleration or discontinuation of certain programs, the expansion of our pipeline, updates to our commercial organizational model, and cost transformation. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
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
Likewise, in many EU Member States, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our commercial products and any product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU Member States and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenues and results of operations. Moreover, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In 2022, the EC adopted the HTA regulation, which is intended to boost cooperation among EU Member States in evaluating new medicinal products. The HTA regulation became applicable in January 2025 and may result in increased downward pricing pressure in the EU.
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
Our products approved under BLAs in the U.S., Marketing Authorization Applications (MAAs) in the EU, or comparable regulatory approval applications in other countries, as well as our product candidates that may be approved in the future, could be reference products for biosimilar marketing applications. In the U.S., a follow-on biologic may be deemed interchangeable with, and automatically substitutable for, a reference product if its sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Even though the BPCIA establishes a period of 12 years of data exclusivity for reference products, such data exclusivity only blocks licensure of biosimilars relying on the product as a reference product; it will not prevent the licensure of the same product for the same or different indications that does not seek to rely on reference product data. In the EU, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which biosimilar applications may be submitted and the reference product's data may be referenced but biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.
The approval of biosimilar products referencing any of our products could have a material adverse impact on sales of our products and on our business, financial condition, results of operations and growth prospects due to increased competition and pricing pressures.
*Disruptions at the FDA, the EMA, other comparable regulatory authorities and other government agencies could hinder the ability of such authorities and agencies to hire and retain key leadership and other personnel or otherwise prevent those authorities and agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
Disruptions at regulatory authorities and government agencies due to changes in funding levels, government shutdowns, reorganization, reduction in force or statutory, regulatory and policy changes can affect their ability to hire and retain key personnel and carry out their normal functions that support our business. For example, the current U.S. administration recently implemented or proposed policies, including substantial reductions to the FDA’s workforce, that may affect the FDA’s review process and hinder the ability of the FDA to timely review and approve regulatory submissions for our product candidates. In addition, funding of other regulatory authorities and government agencies on which our operations rely, including those that fund research and development activities, is subject to the political budget process, which is inherently fluid and unpredictable.
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
As of March 31, 2025, we had cash, cash equivalents and investments totaling $1.8 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
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
As of March 31, 2025, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. As of March 31, 2025, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. For example, we lost potential VOXZOGO revenues in the past due to strong demand outpacing our projections and supply constraints. Although such supply constraints have since been resolved, we may lose potential revenues with respect to our products or experience adverse impacts on our development programs in the future if our manufacturing capabilities are unable to meet demand.
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
•impact of new or increased tariffs, other trade protection measures (such as import or export licensing requirements), and escalating trade tensions;
•difficulty in staffing and managing international operations;
•differing labor regulations and business practices;
•parallel trade in our products, such as importation or our products, whether legally or illegally, from countries where our products are sold at lower prices into countries where the products are sold at higher prices;
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
*Our international operations pose currency risks, which may adversely affect our operating results and net income.
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Japanese Yen, the Russian Ruble, the Colombian Peso, the Argentine Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) will impact our revenues and expenses. If the USD were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

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
*Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors.
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.
The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods, including components necessary for our manufacturing processes in the U.S. Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the U.S. could be subject to tariffs. The magnitude and impact of such tariffs are uncertain and would be subject to a variety of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory tariffs that other countries may impose in response to tariffs levied by the U.S. and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.
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
•the impact of new or increased tariffs and escalating trade tensions;
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
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on the implementation of proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, Pillar One focuses on the allocation of taxing rights in respect of certain profits of multinational enterprises with annual global revenue above 20 billion euros and profitability above 10% to the jurisdictions within which they carry on business (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and Pillar Two imposes a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of Pillar Two rules. Based on the above thresholds, we currently expect that we are within the scope of the Pillar Two rules. However we do not currently expect such rules to have a material adverse impact on our effective tax rate. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, such as the instability caused by Russia's invasion of Ukraine and the conflicts in the Middle East, tariffs and escalating trade tensions, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, COVID-19 previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities as set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
G. Eric Davis	Executive Vice President, Chief Legal Officer and Secretary	Adoption	March 13, 2025	X		up to 28,107	November 3, 2025
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

3.2
Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on March 3, 2025 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 2, 2025	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)