Form 10-Q
period 2025-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2025-08-05
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,014,601 shares of common stock, par value $0.001, outstanding as of July 28, 2025.

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
•We have in the past and may in the future pursue acquisitions of other companies or businesses, which could divert our management’s attention, fail to achieve the anticipated benefits and/or expose us to other risks or difficulties.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Net product revenues	$812,982	$702,129	$1,547,626	$1,339,944
Royalty and other revenues	12,428	9,900	22,929	20,918
Total revenues	825,410	712,029	1,570,555	1,360,862
OPERATING EXPENSES:
Cost of sales	150,090	130,459	301,648	255,639
Research and development	161,308	183,787	320,039	388,774
Selling, general and administrative	232,279	263,032	438,395	488,938
Intangible asset amortization	4,846	14,299	9,693	28,597
Gain on sale of nonfinancial assets	—	—	—	(10,000)
Total operating expenses	548,523	591,577	1,069,775	1,151,948
INCOME FROM OPERATIONS	276,887	120,452	500,780	208,914

Interest income	18,827	19,785	37,840	39,150
Interest expense	(2,679)	(3,574)	(5,542)	(7,121)
Other income (expense), net	4,833	(4,527)	2,879	(3,260)
INCOME BEFORE INCOME TAXES	297,868	132,136	535,957	237,683
Provision for income taxes	57,336	24,962	109,739	41,847
NET INCOME	$240,532	$107,174	$426,218	$195,836
EARNINGS PER SHARE, BASIC	$1.25	$0.56	$2.23	$1.03
EARNINGS PER SHARE, DILUTED	$1.23	$0.55	$2.19	$1.01
Weighted average common shares outstanding, basic	191,907	190,114	191,440	189,490
Weighted average common shares outstanding, diluted	197,091	200,505	196,643	200,137

COMPREHENSIVE INCOME	$176,816	$135,019	$320,000	$251,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2025 and December 31, 2024
(In thousands, except share amounts)

	June 30, 2025	December 31, 2024 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,213,816	$942,842
Short-term investments	218,309	194,864
Accounts receivable, net	855,855	660,535
Inventory	1,340,169	1,232,653
Other current assets	177,183	201,533
Total current assets	3,805,332	3,232,427
Noncurrent assets:
Long-term investments	508,592	521,238
Property, plant and equipment, net	1,030,385	1,043,041
Intangible assets, net	239,620	255,278
Goodwill	196,199	196,199
Deferred tax assets	1,427,021	1,489,366
Other assets	249,192	251,391
Total assets	$7,456,341	$6,988,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$684,247	$606,988
Total current liabilities	684,247	606,988
Noncurrent liabilities:
Long-term convertible debt, net	596,162	595,138
Other long-term liabilities	148,819	128,824
Total liabilities	1,429,228	1,330,950
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 192,001,650 and 190,761,349 shares issued and outstanding, respectively	192	191
Additional paid-in capital	5,851,637	5,802,068
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,674)	(11,227)
Accumulated other comprehensive income (loss)	(44,565)	61,653
Retained earnings (accumulated deficit)	231,523	(194,695)
Total stockholders’ equity	6,027,113	5,657,990
Total liabilities and stockholders’ equity	$7,456,341	$6,988,940

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Shares of common stock, beginning balances (1)	191,756	189,777	190,761	188,598
Issuances under equity incentive plans	246	579	1,241	1,758
Shares of common stock, ending balances	192,002	190,356	192,002	190,356

Total stockholders' equity, beginning balances (1)	$5,793,459	$5,073,816	$5,657,990	$4,951,549
Common stock:
Beginning balances (1)	192	190	191	189
Issuances under equity incentive plans, net of tax	—	—	1	1
Ending balances	192	190	192	190
Additional paid-in capital:
Beginning balances (1)	5,794,302	5,619,264	5,802,068	5,611,562
Issuances under equity incentive plans, net of tax	5,894	25,326	(43,439)	(30,343)
Stock-based compensation	50,944	52,138	92,561	113,669
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	497	(27)	447	1,813
Ending balances	5,851,637	5,696,701	5,851,637	5,696,701
Company common stock held by the NQDC:
Beginning balances (1)	(11,177)	(11,700)	(11,227)	(9,860)
Common stock held by the NQDC	(497)	27	(447)	(1,813)
Ending balances	(11,674)	(11,673)	(11,674)	(11,673)
Accumulated other comprehensive income (loss):
Beginning balances (1)	19,151	(1,046)	61,653	(28,788)
Other comprehensive income (loss)	(63,716)	27,845	(106,218)	55,587
Ending balances	(44,565)	26,799	(44,565)	26,799
Retained earnings (accumulated deficit)
Beginning balances (1)	(9,009)	(532,892)	(194,695)	(621,554)
Net income	240,532	107,174	426,218	195,836
Ending balances	231,523	(425,718)	231,523	(425,718)
Total stockholders' equity, ending balances	$6,027,113	$5,286,299	$6,027,113	$5,286,299

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2025 and 2024
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,218	$195,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,632	53,813
Non-cash interest expense	1,320	1,981
Accretion of discount on investments	(2,717)	(4,678)
Stock-based compensation	85,231	106,163
Gain on sale of nonfinancial assets	—	(10,000)
Impairment of assets	2,967	14,204
Deferred income taxes	61,771	1,537
Unrealized foreign exchange gain	(5,306)	(19,958)
Other	(1,916)	(858)
Changes in operating assets and liabilities:
Accounts receivable, net	(156,124)	(56,081)
Inventory	(72,462)	(47,409)
Other current assets	(15,092)	1,615
Other assets	(13,505)	(22,880)
Accounts payable and accrued liabilities	3,111	(54,261)
Other long-term liabilities	5,537	6,709
Net cash provided by operating activities	359,665	165,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,869)	(47,431)
Maturities and sales of investments	195,738	317,649
Purchases of investments	(202,433)	(195,462)
Proceeds from sale of nonfinancial assets	—	10,000
Purchase of intangible assets	(266)	(8,512)
Net cash provided by (used in) investing activities	(40,830)	76,244
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	7,707	36,618
Taxes paid related to net share settlement of equity awards	(51,089)	(66,739)
Other	—	(60)
Net cash used in financing activities	(43,382)	(30,181)
Effect of exchange rate changes on cash	(4,479)	5,227
NET INCREASE IN CASH AND CASH EQUIVALENTS	270,974	217,023
Cash and cash equivalents:
Beginning of period	$942,842	$755,127
End of period	$1,213,816	$972,150
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$3,637	$5,126
Cash paid for income taxes	$62,385	$22,884
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and accrued liabilities related to fixed assets	$4,721	$11,941
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(59)	$8,290

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
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other period.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction disclosed in Note 12 to these Condensed Consolidated Financial Statements.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2025, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
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
(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of June 30, 2025 and December 31, 2024.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of the dates presented:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$817,253	$—	$—	$817,253	$817,253	$—	$—

Level 2:
Money market instruments	396,563	—	—	396,563	396,563	—	—
Corporate debt securities	484,334	3,161	(47)	487,448	—	164,564	322,884
U.S. government agency securities	170,164	840	(46)	170,958	—	53,741	117,217
Asset-backed securities	68,198	310	(13)	68,495	—	4	68,491
Subtotal	1,119,259	4,311	(106)	1,123,464	396,563	218,309	508,592
Total	$1,936,512	$4,311	$(106)	$1,940,717	$1,213,816	$218,309	$508,592

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$329,619	$—	$—	$329,619	$329,619	$—	$—

Level 2:
Money market instruments	613,223	—	—	613,223	613,223	—	—
Corporate debt securities	503,202	2,410	(390)	505,222	—	168,104	337,118
Asset-backed securities	138,508	363	(344)	138,527	—	25,864	112,663
U.S. government agency securities	72,027	359	(33)	72,353	—	896	71,457
Subtotal	1,326,960	3,132	(767)	1,329,325	613,223	194,864	521,238
Total	$1,656,579	$3,132	$(767)	$1,658,944	$942,842	$194,864	$521,238
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
As of June 30, 2025, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$119,753	$154,341
Work-in-process	739,522	550,678
Finished goods	480,894	527,634
Total inventory	$1,340,169	$1,232,653
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2025	December 31, 2024
Property, plant and equipment, gross	$1,961,407	$1,934,832
Accumulated depreciation	(931,022)	(891,791)
Total property, plant and equipment, net	$1,030,385	$1,043,041
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2025 was $10.6 million and $24.8 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2024 was $11.5 million and $24.1 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2025	December 31, 2024
Finite-lived intangible assets	$721,317	$721,110
Accumulated amortization	(481,697)	(465,832)
Net carrying value	$239,620	$255,278

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable and accrued operating expenses	$310,797	$235,403
Accrued compensation expense	119,410	202,513
Accrued rebates payable	163,165	120,835
Foreign currency exchange forward contracts	55,309	13,056
Accrued income taxes	13,401	12,567
Accrued royalties payable	8,015	7,923
Lease liability	7,704	7,574
Other	6,446	7,117
Total accounts payable and accrued liabilities	$684,247	$606,988

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
Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of June 30, 2025 or December 31, 2024. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of June 30, 2025 or December 31, 2024.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following:

	June 30, 2025	December 31, 2024
Assets:
Other current assets:
NQDC Plan assets	$3,217	$2,928
Other assets:
NQDC Plan assets	39,278	34,978
Restricted investments (1)	369	514
Total other assets	39,647	35,492
Total assets	$42,864	$38,420
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$3,217	$2,928
Other long-term liabilities:
NQDC Plan liability	39,278	34,978
Total liabilities	$42,495	$37,906
(1)     The restricted investments as of June 30, 2025 and December 31, 2024 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2025.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Sell	$1,217,994	$1,371,816
Purchase	$273,308	$289,967

Derivatives not designated as hedging instruments:
Sell	$421,451	$344,101
Purchase	$97,377	$63,617
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$17,060	$60,192
Other assets	4,933	14,514
Subtotal	$21,993	$74,706

Derivative Liabilities
Accounts payable and accrued liabilities	$52,889	$12,381
Other long-term liabilities	16,692	2,536
Subtotal	$69,581	$14,917

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$725	$4,934

Derivative Liabilities
Accounts payable and accrued liabilities	$2,420	$675

Total Derivative Assets	$22,718	$79,640
Total Derivative Liabilities	$72,001	$15,592
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(2,063)	$3,371	$10,482	$2,252
Operating expenses	$1,514	$(190)	$(1,092)	$314

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$(24,070)	$13,812	$(36,179)	$21,541
As of June 30, 2025, the Company expects to reclassify unrealized losses of $36.0 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.
(6) DEBT
Convertible Notes
As of June 30, 2025, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The convertible notes detailed below are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2025	December 31, 2024
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(3,838)	(4,862)
Total convertible debt, net	$596,162	$595,138

Fair value of fixed-rate convertible debt(1) :
2027 Notes	$565,485	$558,894
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest expense	$1,875	$2,617	$3,750	$5,233
Accretion of discount on convertible notes	485	843	970	1,684
Amortization of debt issuance costs	27	148	53	297
Total interest expense on convertible debt	$2,387	$3,608	$4,773	$7,214
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

	Three Months Ended June 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2025	$16,233	$2,918	$19,151
Other comprehensive income (loss) before reclassifications	(64,576)	405	(64,171)
Less: gain (loss) reclassified from AOCI	(549)	—	(549)
Tax effect	—	(94)	(94)
Net current-period other comprehensive income (loss)	(64,027)	311	(63,716)
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)

	Three Months Ended June 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2024	$(183)	$(863)	$(1,046)
Other comprehensive income (loss) before reclassifications	31,551	(684)	30,867
Less: gain (loss) reclassified from AOCI	3,181	—	3,181
Tax effect	—	159	159
Net current-period other comprehensive income (loss)	28,370	(525)	27,845
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(98,228)	1,839	(96,389)
Less: gain (loss) reclassified from AOCI	9,390	—	9,390
Tax effect	—	(439)	(439)
Net current-period other comprehensive income (loss)	(107,618)	1,400	(106,218)
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)

	Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	60,411	(2,926)	57,485
Less: gain (loss) reclassified from AOCI	2,566	—	2,566
Tax effect	—	668	668
Net current-period other comprehensive income (loss)	57,845	(2,258)	55,587
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799
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
The Company’s Chief Executive Officer, as the Chief Operating Decision Maker (CODM), manages and allocates resources to the operations of the total company by assessing the overall level of resources available and how to best allocate them to support the Company’s long-term company-wide strategic goals. In making this decision, the CODM uses consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$825,410	$712,029	$1,570,555	$1,360,862
Less:
Cost of sales	150,090	130,459	301,648	255,639
R&D expenses
Research and early pipeline	95,968	106,063	186,438	226,455
Later-stage clinical programs	13,133	7,714	27,424	7,714
Marketed products	52,207	70,010	106,177	154,605
SG&A expenses
S&M expenses	122,100	122,798	224,631	242,158
G&A expenses	110,179	140,234	213,764	246,780
Other segment expense, net (1)	41,201	27,577	84,255	31,675
Net income	$240,532	$107,174	$426,218	$195,836
(1)Other segment expense, net during the three months ended June 30, 2025 and 2024 include intangible asset amortization, interest income and expense, other income (expense) and income tax expense.
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
VOXZOGO	$221,391	$183,923	$435,145	$336,812
VIMIZIM	215,424	178,016	403,770	370,536
NAGLAZYME	128,867	132,049	243,157	237,678
PALYNZIQ	105,938	88,291	199,207	164,000
ALDURAZYME	56,437	38,558	105,414	73,820
BRINEURA	48,692	45,309	89,054	84,356
KUVAN	27,034	28,551	52,170	64,461
ROCTAVIAN	9,199	7,432	19,709	8,281
Total net product revenues	812,982	702,129	1,547,626	1,339,944
Royalty and other revenues	12,428	9,900	22,929	20,918
Total revenues	$825,410	$712,029	$1,570,555	$1,360,862

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$272,554	$227,449	$514,248	$420,448
Europe	243,138	220,990	472,716	416,738
Latin America	98,118	84,418	186,400	163,012
Rest of world	142,735	130,714	268,848	265,926
Total net product revenues marketed by the Company	$756,545	$663,571	$1,442,212	$1,266,124
ALDURAZYME net product revenues marketed by Sanofi	56,437	38,558	105,414	73,820
Total net product revenues	$812,982	$702,129	$1,547,626	$1,339,944
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	15%	14%	15%	14%
Customer B	12	11	12	11
Customer C	11	10	11	9
Total	38%	35%	38%	34%
Concentration Information
On a consolidated basis, three customers accounted for 19%, 15% and 11% of the Company’s June 30, 2025 accounts receivable balance, respectively, compared to December 31, 2024, when two customers accounted for 20% and 11% of the accounts receivable balance, respectively. As of June 30, 2025, and December 31, 2024, the accounts receivable balance for Sanofi included $128.4 million and $96.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate as of June 30, 2025 based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company also has an Employee Stock Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$4,156	$3,774	$6,347	$7,018
Research and development	13,845	12,935	25,972	33,612
Selling, general and administrative	29,530	31,205	52,912	65,533
Total stock-based compensation expense	$47,531	$47,914	$85,231	$106,163
(10) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income, basic	$240,532	$107,174	$426,218	$195,836
Add: Interest expense, net of tax, on the Company's convertible debt	1,833	2,769	3,665	5,538
Net Income, diluted	$242,365	$109,943	$429,883	$201,374
Denominator:
Weighted-average common shares outstanding, basic	191,907	190,114	191,440	189,490
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	819	2,056	838	2,312
Common stock issuable under the Company’s convertible debt(1)	4,365	8,335	4,365	8,335
Weighted-average common shares outstanding, diluted	197,091	200,505	196,643	200,137
Earnings per common share, basic	$1.25	$0.56	$2.23	$1.03
Earnings per common share, diluted	$1.23	$0.55	$2.19	$1.01
(1)     If converted, in the three and six months ended June 30, 2024, the Company would issue 4.0 million shares under the 2024 Notes and 4.4 million shares under the 2027 Notes. For additional discussion of the Company’s convertible debt, see Note 6 - Debt.
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock issuable under the Company's equity incentive plans	11,815	10,362	11,795	10,106

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
As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business and financial statements.
Contingent Payments
As of June 30, 2025, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $229.1 million, of this amount the Company may pay up to $2.1 million over the next 12 months if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning (ERP) system implementation costs for which the Company is committed. As of June 30, 2025, such commitments were estimated at $585.7 million, of which $236.5 million is expected to be paid in 2025 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

(12) SUBSEQUENT EVENTS
On July 1, 2025, the Company completed its acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics, for $4.00 per share in an all-cash transaction for approximately $270.0 million, excluding transaction costs. Upon closing, Inozyme became a wholly-owned subsidiary of BioMarin and the shares of Inozyme have ceased trading on the NASDAQ Global Select Market and have been delisted. The acquisition is intended to strengthen BioMarin’s enzyme therapies portfolio by adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701), for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently assessing the impact of the OBBB Act on the Company’s Consolidated Financial Statements.

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
A summary of our commercial products, as of June 30, 2025, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$825.4	$712.0	$1,570.6	$1,360.9
Cost of sales	$150.1	$130.5	$301.6	$255.6
Research and development (R&D)	$161.3	$183.8	$320.0	$388.8
Selling, general and administrative (SG&A)	$232.3	$263.0	$438.4	$488.9
Provision for income taxes	$57.3	$25.0	$109.7	$41.8
Net income	$240.5	$107.2	$426.2	$195.8
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
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2025. We believe that the combination of our internal research programs, partnerships and acquisitions of external assets will allow us to continue to develop and commercialize innovative therapies for patients with serious and life-threatening rare diseases and medical conditions. We periodically conduct strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Based on such strategic portfolio assessments, certain programs that do not meet its threshold for further development and commercialization could be discontinued.
In August 2025, we announced that Phase 1 data in its healthy volunteers study with BMN 333, BioMarin’s long-acting C-type natriuretic peptide (CNP), demonstrated area-under-the-curve (AUC) pharmacokinetic (PK) levels greater than three times the levels observed in other long-acting CNP studies, and no safety signals were noted.
In July 2025, we completed the acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics, for $4.00 per share in an all-cash transaction for approximately $270.0 million, excluding transaction costs. Upon closing, Inozyme became a wholly-owned subsidiary of BioMarin and the shares of Inozyme have ceased trading on the NASDAQ Global Select Market and have been delisted. The acquisition is intended to strengthen BioMarin’s enzyme therapies portfolio by adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701), for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency.
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

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
VOXZOGO	$221.4	$183.9	$37.5	$435.1	$336.7	$98.4

Enzyme Therapies:
VIMIZIM	215.4	178.0	37.4	403.8	370.5	33.3
NAGLAZYME	128.9	132.0	(3.1)	243.2	237.7	5.5
PALYNZIQ	105.9	88.3	17.6	199.2	164.0	35.2
ALDURAZYME	56.4	38.6	17.8	105.4	73.8	31.6
BRINEURA	48.7	45.3	3.4	89.1	84.4	4.7

KUVAN	27.1	28.6	(1.5)	52.1	64.5	(12.4)
ROCTAVIAN	9.2	7.4	1.8	19.7	8.3	11.4
Total net product revenues	$813.0	$702.1	$110.9	$1,547.6	$1,339.9	$207.7
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The increase in Net Product Revenues for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•VIMIZIM: higher sales volume from new patients initiating therapy across all regions and timing of orders in countries that place large government orders, primarily in Latin America;
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.;
•ALDURAZYME: higher sales volume due to timing of order fulfillment to Sanofi; and
•ROCTAVIAN: higher sales volume from new patients in the U.S. and Europe.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Sales denominated in USD	$403.1	$330.7	$72.4	$762.0	$638.6	$123.4
Sales denominated in foreign currencies	409.9	371.4	38.5	785.6	701.3	84.3
Total net product revenues	$813.0	$702.1	$110.9	$1,547.6	$1,339.9	$207.7

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(7.1)	$(29.9)	$22.8	$(20.7)	$(52.6)	$31.9
The unfavorable impact for the three and six months ended June 30, 2025 was primarily driven by weakening of the Argentine Peso, Brazilian Real and Mexican Peso. The unfavorable impact for the three and six months ended June 30, 2024 was primarily driven by weakening of Argentine Peso and Japanese Yen, partially offset by strengthening of the Euro.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Total revenues	$825.4	$712.0	$113.4	$1,570.6	$1,360.9	$209.7
Cost of sales	$150.1	$130.5	$19.6	$301.6	$255.6	$46.0
Gross margin	81.8%	81.7%	0.1%	80.8%	81.2%	(0.4)%
Cost of Sales increased in the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, primarily from higher sales volume.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Research and early pipeline	$96.0	$106.1	$(10.1)	$186.4	$226.5	$(40.1)
Later-stage clinical programs	13.1	7.7	5.4	27.4	7.7	19.7
Marketed products	52.2	70.0	(17.8)	106.2	154.6	(48.4)
Total R&D expense	$161.3	$183.8	$(22.5)	$320.0	$388.8	$(68.8)
The decrease in R&D expense for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to lower spend on ROCTAVIAN and the Research and early pipeline programs that were discontinued in 2024. The decrease was partially offset by increased spend on Later-stage clinical programs due to continued progression of VOXZOGO indication for hypochondroplasia.
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
SG&A expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
S&M	$122.1	$122.8	$(0.7)	$224.6	$242.2	$(17.6)
G&A	110.2	140.2	(30.0)	213.8	246.7	(32.9)
Total SG&A expense	$232.3	$263.0	$(30.7)	$438.4	$488.9	$(50.5)
S&M expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Enzyme Therapies	$56.0	$56.4	$(0.4)	$104.6	$111.6	$(7.0)
VOXZOGO	42.9	31.7	11.2	77.4	62.4	15.0
ROCTAVIAN	7.4	24.1	(16.7)	13.8	48.0	(34.2)
Other	15.8	10.6	5.2	28.8	20.2	8.6
Total S&M expense	$122.1	$122.8	$(0.7)	$224.6	$242.2	$(17.6)
The decrease in S&M expense for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to reduced activities related to ROCTAVIAN as we focused commercial efforts in the U.S., Germany and Italy to align with our updated ROCTAVIAN strategy announced during the second half of 2024. The decrease in S&M expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2025 was also attributable to lower spend on Enzyme Therapies following the organizational redesign announced in 2024. These increases were partially offset by increased spending related to global expansion of VOXZOGO for achondroplasia and pre-launch activities of VOXZOGO for hypochondroplasia.
The decrease in G&A expense for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to severance and restructuring costs incurred in 2024 associated with our portfolio

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
strategy review and the associated organizational redesign efforts announced in 2024. The decrease was partially offset by incremental administrative costs related to ongoing support of business initiatives.
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Amortization of intangible assets	$4.8	$14.3	$(9.5)	$9.7	$28.6	$(18.9)

Gain on sale of nonfinancial assets	$—	$—	$—	$—	$10.0	$(10.0)
The decrease in Amortization of Intangible Assets for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was due to the increase in the estimated useful life of an intangible asset as a result of the extension of a patent during the second half of 2024 and an intangible asset becoming fully amortized during the fourth quarter of 2024.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income	$18.8	$19.8	$(1.0)	$37.8	$39.2	$(1.4)
The change in Interest Income for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was relatively flat.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest expense	$2.7	$3.6	$(0.9)	$5.5	$7.1	$(1.6)
The change in Interest Expense for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was relatively flat. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Other income (expense), net	$4.8	$(4.5)	$9.3	$2.9	$(3.3)	$6.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The increase in Other Income (Expense), Net for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to higher foreign currency transaction gains and decrease in impairment loss on non-marketable equity securities.
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Provision for income taxes	$57.3	$25.0	$32.3	$109.7	$41.8	$67.9
The increase in Provision for Income Taxes for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to higher pre-tax income and tax expense related to expiration of unexercised options in 2025.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently assessing the impact of the OBBB Act on the Company’s Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$1,213.8	$942.8	$271.0
Short-term investments	218.3	194.9	23.4
Long-term investments	508.6	521.2	(12.6)
Total cash, cash equivalents and investments	$1,940.7	$1,658.9	$281.8
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$359.7	$165.7	$194.0
Net cash provided by (used in) investing activities	$(40.8)	$76.2	$(117.0)
Net cash used in financing activities	$(43.4)	$(30.2)	$(13.2)
The increase in net cash provided by operating activities in the six months ended June 30, 2025 compared to June 30, 2024 was primarily attributed to an increase in net income and timing of payments to vendors, partially offset by the timing of cash receipts from our customers.
The decrease in net cash provided by investing activities in the six months ended June 30, 2025 compared to June 30, 2024 was primarily attributable to lower net maturities of available-for-sale securities and absence of proceeds received in 2024 related to a sale of nonfinancial asset. The decrease was partially offset by fewer purchases of fixed assets and intangible assets.
The increase in net cash used in financing activities in the six months ended June 30, 2025 compared to June 30, 2024 was primarily due to decreased proceeds from exercises of equity awards offset by lower tax payments related to net share settlement of equity awards.
Financing
Our $600.0 million (undiscounted) of convertible debt as of June 30, 2025 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of June 30, 2025, our indebtedness consisted of our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in May 2027. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2024.
In August 2024, we entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of June 30, 2025, there were no amounts outstanding under the credit facility and we were in compliance with all covenants.
Material Cash Requirements
Purchase Obligations
As of June 30, 2025, we had obligations of approximately $585.7 million, of which $236.5 million is expected to be paid in 2025. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
As of June 30, 2025, we were subject to contingent payments considered reasonably possible of $229.1 million, of this amount we may pay up to $2.1 million over the next 12 months if certain contingencies are met. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our contingent obligations.
Our lease commitments and unrecognized tax benefits as of June 30, 2025 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2025, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.
Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2025 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2025.
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
(b) Changes in Internal Control over Financial Reporting
Except as otherwise noted, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results.
In January 2025, we began deploying a new ERP at certain subsidiaries, replacing existing operating and financial systems. The new ERP implementation is scheduled to occur in phases through 2026, with post-implementation activities following thereafter. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We have updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. As the implementation and post-implementation activities take place, we will continue to have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

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
As part of the strategy, we have announced that we are advancing VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. In addition, in July 2025 we acquired Inozyme Pharma, Inc. (Inozyme) to strengthen our enzyme therapies portfolio, adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701). In order to continue development of such product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
*We have in the past and may in the future pursue acquisitions of other companies or businesses, which could divert our management’s attention, fail to achieve the anticipated benefits and/or expose us to other risks or difficulties.
As part of our new corporate strategy, we have acquired, and we may continue to acquire, companies or businesses that we believe could complement, expand or enhance our product offerings. For example, in July 2025, we completed the acquisition of Inozyme to strengthen our enzyme therapies portfolio with BMN 401, which is currently being assessed for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) Deficiency. Our acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated.
In addition, once an acquisition is closed, integrating our business practices and operations with the acquired business’ so that we can fully realize the anticipated benefits of the acquisition could require us to devote significant management attention and resources. The success of current and future acquisitions will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and the acquired businesses’ operations. We may face risks or experience difficulties successfully integrating acquired businesses, such as Inozyme, with our operations. Such difficulties could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials.
Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, acquired product candidates, such as BMN 401, may not result in regulatory approval, may not perform as expected, may not be successful, may require significantly greater resources and investments than originally anticipated or may not produce the revenues, earnings or business synergies that we anticipated. As a result, the anticipated benefits of an acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
*Changes in methods of treatment of disease or failure of our products to gain acceptance by patients or the medical community could negatively impact demand for our products and adversely affect revenues.
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
In addition, if we do not accurately forecast demand or manufacture products at levels in alignment with actual demand due to the failure of our products to gain acceptance by the patients or the medical community or other factors, then we may experience product shortages, pay a fee to contract manufacturers with whom we have non-cancellable capacity reservation agreements, or build excess inventory that may need to be written off. For example, if we have ROCTAVIAN inventory in amounts that exceed actual demand, then such excess inventory may need to be written off, or we may incur an impairment charge with respect to the facility where ROCTAVIAN is manufactured, all of which could adversely affect our operating results.
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
As of June 30, 2025, we had cash, cash equivalents and investments totaling $1.9 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
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
•our future plans for strategic investments and/or acquisitions; and
•whether our convertible debt is converted to common stock in the future.
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
As of June 30, 2025, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. As of June 30, 2025, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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
The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods, including components necessary for our manufacturing processes in the U.S. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the U.S. is subject to tariffs. The magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, any retaliatory tariffs that other countries may impose in response to tariffs levied by the U.S. and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
Current or future tariffs are could result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In the event foreign governments impose tariffs or other retaliatory measures against U.S. entities, our ability to pass increased costs to customers in such foreign jurisdictions may be limited by the structure of pharmaceutical pricing and reimbursement systems and how any such tariffs were implemented in such countries. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, legislation referred to as the One Big Beautiful Bill (OBBB) Act enacted in 2025, along with prior U.S. federal tax reform legislation, enacted many significant changes to the U.S. taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes under certain circumstances, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. For example, for tax years beginning after December 31, 2024, the OBBB Act restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBB Act did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBB Act may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
*We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure to comply with such obligations by us or the third parties with whom we work could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement of Plan and Merger, dated as of May 16, 2025, by and among Inozyme Pharma, Inc., BioMarin Pharmaceutical Inc., and Incline Merger Sub, Inc., previously filed with the SEC on May 16, 2025 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

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

10.1	Form of Tender and Support Agreement, previously filed with the SEC on May 16, 2025 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.
10.2*	BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as amended on April 1, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 5, 2025	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)