Form 10-Q
period 2025-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2025-10-28
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,114,344 shares of common stock, par value $0.001, outstanding as of October 23, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Net product revenues	$760,812	$733,867	$2,308,438	$2,073,811
Royalty and other revenues	15,321	11,873	38,250	32,791
Total revenues	776,133	745,740	2,346,688	2,106,602
OPERATING EXPENSES:
Cost of sales	140,085	188,457	441,733	444,096
Research and development	409,478	184,901	729,517	573,675
Selling, general and administrative	268,415	253,480	706,810	742,418
Intangible asset amortization	4,847	5,009	14,540	33,606
Gain on sale of nonfinancial assets	—	—	—	(10,000)
Total operating expenses	822,825	631,847	1,892,600	1,783,795
INCOME (LOSS) FROM OPERATIONS	(46,692)	113,893	454,088	322,807

Interest income	17,854	18,053	55,694	57,203
Interest expense	(2,579)	(2,968)	(8,121)	(10,089)
Other income, net	5,093	5,463	7,972	2,203
INCOME (LOSS) BEFORE INCOME TAXES	(26,324)	134,441	509,633	372,124
Provision for income taxes	4,420	28,361	114,159	70,208
NET INCOME (LOSS)	$(30,744)	$106,080	$395,474	$301,916
EARNINGS (LOSS) PER SHARE, BASIC	$(0.16)	$0.56	$2.06	$1.59
EARNINGS (LOSS) PER SHARE, DILUTED	$(0.16)	$0.55	$2.04	$1.56
Weighted average common shares outstanding, basic	192,032	190,429	191,639	189,806
Weighted average common shares outstanding, diluted	192,032	197,147	196,893	196,683

COMPREHENSIVE INCOME (LOSS)	$(20,116)	$83,931	$299,884	$335,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2025 and December 31, 2024
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,250,108	$942,842
Short-term investments	227,731	194,864
Accounts receivable, net	790,266	660,535
Inventory	1,382,173	1,232,653
Other current assets	204,265	201,533
Total current assets	3,854,543	3,232,427
Noncurrent assets:
Long-term investments	512,937	521,238
Property, plant and equipment, net	1,038,187	1,043,041
Intangible assets, net	233,112	255,278
Goodwill	196,199	196,199
Deferred tax assets	1,509,109	1,489,366
Other assets	270,781	251,391
Total assets	$7,614,868	$6,988,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$798,438	$606,988
Total current liabilities	798,438	606,988
Noncurrent liabilities:
Long-term convertible debt, net	596,663	595,138
Other long-term liabilities	163,056	128,824
Total liabilities	1,558,157	1,330,950
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 192,098,751 and 190,761,349 shares issued and outstanding, respectively	192	191
Additional paid-in capital	5,900,968	5,802,068
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,291)	(11,227)
Accumulated other comprehensive income (loss)	(33,937)	61,653
Retained earnings (accumulated deficit)	200,779	(194,695)
Total stockholders’ equity	6,056,711	5,657,990
Total liabilities and stockholders’ equity	$7,614,868	$6,988,940

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Shares of common stock, beginning balances (1)	192,002	190,356	190,761	188,598
Issuances under equity incentive plans	97	198	1,338	1,956
Shares of common stock, ending balances	192,099	190,554	192,099	190,554

Total stockholders' equity, beginning balances (1)	$6,027,113	$5,286,299	$5,657,990	$4,951,549
Common stock:
Beginning balances (1)	192	190	191	189
Issuances under equity incentive plans, net of tax	—	1	1	2
Ending balances	192	191	192	191
Additional paid-in capital:
Beginning balances (1)	5,851,637	5,696,701	5,802,068	5,611,562
Issuances under equity incentive plans, net of tax	(2,779)	(2,688)	(46,218)	(33,031)
Stock-based compensation	52,493	45,853	145,054	159,522
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(383)	44	64	1,857
Ending balances	5,900,968	5,739,910	5,900,968	5,739,910
Company common stock held by the NQDC:
Beginning balances (1)	(11,674)	(11,673)	(11,227)	(9,860)
Common stock held by the NQDC	383	(44)	(64)	(1,857)
Ending balances	(11,291)	(11,717)	(11,291)	(11,717)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(44,565)	26,799	61,653	(28,788)
Other comprehensive income (loss)	10,628	(22,149)	(95,590)	33,438
Ending balances	(33,937)	4,650	(33,937)	4,650
Retained earnings (accumulated deficit)
Beginning balances (1)	231,523	(425,718)	(194,695)	(621,554)
Net income (loss)	(30,744)	106,080	395,474	301,916
Ending balances	200,779	(319,638)	200,779	(319,638)
Total stockholders' equity, ending balances	$6,056,711	$5,413,396	$6,056,711	$5,413,396

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2025 and 2024
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395,474	$301,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,119	72,819
Non-cash interest expense	1,969	2,699
Accretion of discount on investments	(3,695)	(6,619)
Stock-based compensation	134,496	149,652
Gain on sale of nonfinancial assets	—	(10,000)
Impairment of assets and other noncash adjustments	2,967	19,889
Acquired in-process research & development expense	220,963	—
Deferred income taxes	48,125	13,709
Unrealized foreign exchange gain	244	(22,352)
Other	(1,704)	(1,254)
Changes in operating assets and liabilities:
Accounts receivable, net	(107,378)	(130,456)
Inventory	(98,796)	(29,259)
Other current assets	(32,125)	(19,939)
Other assets	(32,679)	(31,839)
Accounts payable and accrued liabilities	119,478	68,019
Other long-term liabilities	21,892	10,229
Net cash provided by operating activities	728,350	387,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(62,316)	(65,894)
Maturities and sales of investments	294,547	478,436
Purchases of investments	(313,262)	(352,371)
Proceeds from sale of nonfinancial assets	—	10,000
Purchase of intangible assets	(5,569)	(11,225)
Acquisition, net of cash acquired	(285,193)	—
Other	—	1,141
Net cash provided by (used in) investing activities	(371,793)	60,087
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	7,714	41,415
Taxes paid related to net share settlement of equity awards	(53,265)	(72,651)
Repayments of convertible debt	—	(494,987)
Other	—	(3,083)
Net cash used in financing activities	(45,551)	(529,306)
Effect of exchange rate changes on cash	(3,740)	2,326
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	307,266	(79,679)
Cash and cash equivalents:
Beginning of period	$942,842	$755,127
End of period	$1,250,108	$675,448
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$3,572	$6,654
Cash paid for income taxes	$70,208	$36,088
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$7,014	$8,457
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(3,937)	$(9,059)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. The San Rafael, California-based company, founded in 1997, has a proven track record of innovation, with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, BioMarin seeks to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other period.
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
Significant Accounting Policies
Other than as discussed below, there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Acquisitions
Acquisitions of businesses are accounted for using the acquisition method of accounting. The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and acquired in-process research and development (IPR&D) assets. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. Acquired IPR&D assets with no alternative future use under the acquisition method of accounting are charged to Research and Development in the Consolidated Statements of Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Recent Accounting Pronouncements
Other than as discussed below, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that the Company believes are of significance or potential significance to the Company. The following paragraphs discuss new accounting pronouncements issued by the FASB, but not yet adopted by the Company.
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
Internal-use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software Topic 350-40: Accounting for and Disclosure of Software Costs. The guidance clarifies the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold to be applied to begin capitalizing. The guidance also specifies that disclosure under Accounting Standards Codification Topic 360-10, Property, Plant, and Equipment - Overall, apply to capitalized software costs. The Company may apply the guidance using a prospective, retrospective or modified transition approach. The effective date for the update is for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of the update on the Company's related disclosures.

(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of September 30, 2025 and December 31, 2024.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of the dates presented:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$400,492	$—	$—	$400,492	$400,492	$—	$—

Level 2:
Money market instruments	844,616	—	—	844,616	844,616	—	—
Corporate debt securities	474,892	3,520	(26)	478,386	—	181,605	296,781
U.S. government agency securities	202,584	991	(21)	203,554	5,000	45,912	152,642
Asset-backed securities	63,313	423	(8)	63,728	—	214	63,514
Subtotal	1,585,405	4,934	(55)	1,590,284	849,616	227,731	512,937
Total	$1,985,897	$4,934	$(55)	$1,990,776	$1,250,108	$227,731	$512,937

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$329,619	$—	$—	$329,619	$329,619	$—	$—

Level 2:
Money market instruments	613,223	—	—	613,223	613,223	—	—
Corporate debt securities	503,202	2,410	(390)	505,222	—	168,104	337,118
Asset-backed securities	138,508	363	(344)	138,527	—	25,864	112,663
U.S. government agency securities	72,027	359	(33)	72,353	—	896	71,457
Subtotal	1,326,960	3,132	(767)	1,329,325	613,223	194,864	521,238
Total	$1,656,579	$3,132	$(767)	$1,658,944	$942,842	$194,864	$521,238
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of September 30, 2025, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$115,302	$154,341
Work-in-process	781,170	550,678
Finished goods	485,701	527,634
Total inventory	$1,382,173	$1,232,653

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Property, Plant and Equipment, Net consisted of the following:

	September 30, 2025	December 31, 2024
Property, plant and equipment, gross	$1,987,843	$1,934,832
Accumulated depreciation	(949,656)	(891,791)
Total property, plant and equipment, net	$1,038,187	$1,043,041
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2025 was $10.6 million and $35.3 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2024 was $10.9 million and $35.0 million, respectively.
Intangible Assets, Net consisted of the following:

	September 30, 2025	December 31, 2024
Finite-lived intangible assets	$722,742	$721,110
Accumulated amortization	(489,630)	(465,832)
Net carrying value	$233,112	$255,278

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable and accrued operating expenses	$389,670	$235,403
Accrued compensation expense	177,755	202,513
Accrued rebates payable	140,049	120,835
Foreign currency exchange forward contracts	43,739	13,056
Accrued income taxes	22,606	12,567
Accrued royalties payable	6,945	7,923
Lease liability	7,578	7,574
Other	10,096	7,117
Total accounts payable and accrued liabilities	$798,438	$606,988
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Other than the Company’s fixed-rate convertible debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of September 30, 2025 or

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
December 31, 2024. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of September 30, 2025 or December 31, 2024.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following, except for derivatives, which are discussed in Note 5 – Derivative Instruments and Hedging Strategies:

	September 30, 2025	December 31, 2024
Assets:
Other current assets:
NQDC Plan assets	$3,881	$2,928
Other assets:
NQDC Plan assets	41,479	34,978
Restricted investments (1)	369	514
Total other assets	41,848	35,492
Total assets	$45,729	$38,420
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$3,881	$2,928
Other long-term liabilities:
NQDC Plan liability	41,479	34,978
Total liabilities	$45,360	$37,906
(1)     The restricted investments as of September 30, 2025 and December 31, 2024 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and nine months ended September 30, 2025.
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
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Sell	$1,098,405	$1,371,816
Purchase	$258,318	$289,967

Derivatives not designated as hedging instruments:
Sell	$346,944	$344,101
Purchase	$161,535	$63,617

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$14,449	$60,192
Other assets	5,716	14,514
Subtotal	$20,165	$74,706

Derivative Liabilities
Accounts payable and accrued liabilities	$42,918	$12,381
Other long-term liabilities	14,801	2,536
Subtotal	$57,719	$14,917

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$4,429	$4,934

Derivative Liabilities
Accounts payable and accrued liabilities	$821	$675

Total Derivative Assets	$24,594	$79,640
Total Derivative Liabilities	$58,540	$15,592
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(10,639)	$3,365	$(157)	$5,617
Operating expenses	$2,500	$172	$1,408	$486

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
Operating expenses	$945	$(12,094)	$(35,234)	$9,447
As of September 30, 2025, the Company expects to reclassify unrealized losses of $28.6 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
Convertible Notes
As of September 30, 2025, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The convertible notes detailed below are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2025	December 31, 2024
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(3,337)	(4,862)
Total convertible debt, net	$596,663	$595,138

Fair value of fixed-rate convertible debt(1) :
2027 Notes	$569,841	$558,894
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coupon interest expense	$1,875	$2,456	$5,625	$7,689
Accretion of discount on convertible notes	486	606	1,456	2,290
Amortization of debt issuance costs	27	67	80	364
Total interest expense on convertible debt	$2,388	$3,129	$7,161	$10,343
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)
Other comprehensive income (loss) before reclassifications	1,972	674	2,646
Less: gain (loss) reclassified from AOCI	(8,139)	—	(8,139)
Tax effect	—	(157)	(157)
Net current-period other comprehensive income (loss)	10,111	517	10,628
AOCI balance as of September 30, 2025	$(37,683)	$3,746	$(33,937)

	Three Months Ended September 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2024	$28,187	$(1,388)	$26,799
Other comprehensive income (loss) before reclassifications	(26,099)	9,752	(16,347)
Less: gain (loss) reclassified from AOCI	3,537	—	3,537
Tax effect	—	(2,265)	(2,265)
Net current-period other comprehensive income (loss)	(29,636)	7,487	(22,149)
AOCI balance as of September 30, 2024	$(1,449)	$6,099	$4,650

	Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(96,256)	2,513	(93,743)
Less: gain (loss) reclassified from AOCI	1,251	—	1,251
Tax effect	—	(596)	(596)
Net current-period other comprehensive income (loss)	(97,507)	1,917	(95,590)
AOCI balance as of September 30, 2025	$(37,683)	$3,746	$(33,937)

	Nine Months Ended September 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	34,312	6,826	41,138
Less: gain (loss) reclassified from AOCI	6,103	—	6,103
Tax effect	—	(1,597)	(1,597)
Net current-period other comprehensive income (loss)	28,209	5,229	33,438
AOCI balance as of September 30, 2024	$(1,449)	$6,099	$4,650
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
The Company’s commercial organization is responsible for marketing its approved products worldwide. The Company’s research and development (R&D) organization is responsible for research and discovery of new product candidates and supporting the development and registration efforts for potential new products. The Company’s technical operations group is responsible for the development of manufacturing processes, supplying clinical drug product, and the manufacturing and distribution of the Company’s commercial products. The Company is also supported by corporate staff functions.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$776,133	$745,740	$2,346,688	$2,106,602
Less:
Cost of sales	140,085	188,457	441,733	444,096
R&D expenses
Research and early pipeline	93,720	104,915	280,158	331,372
Later-stage clinical programs	251,650	10,078	279,074	17,792
Marketed products	64,108	69,908	170,285	224,511
SG&A expenses
S&M expenses	131,327	108,945	355,958	351,103
G&A expenses	137,088	144,535	350,852	391,315
Other segment expense (income), net (1)	(11,101)	12,822	73,154	44,497
Net income (loss)	$(30,744)	$106,080	$395,474	$301,916
(1)Other segment expense, net during the three months ended September 30, 2025 and 2024 include intangible asset amortization, interest income and expense, other income (expense) and income tax expense.
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
VOXZOGO	$218,387	$189,785	$653,532	$526,597
VIMIZIM	182,755	178,158	586,525	548,694
NAGLAZYME	122,025	131,906	365,182	369,584
PALYNZIQ	108,778	90,634	307,985	254,634
ALDURAZYME	53,709	71,029	159,123	144,849
BRINEURA	47,953	37,005	137,007	121,361
KUVAN	24,025	28,115	76,195	92,576
ROCTAVIAN	3,180	7,235	22,889	15,516
Total net product revenues	760,812	733,867	2,308,438	2,073,811
Royalty and other revenues	15,321	11,873	38,250	32,791
Total revenues	$776,133	$745,740	$2,346,688	$2,106,602

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$274,114	$235,515	$788,361	$655,963
Europe	195,184	191,017	667,900	607,755
Latin America	97,618	111,908	284,018	274,920
Rest of world	140,187	124,398	409,036	390,324
Total net product revenues marketed by the Company	707,103	662,838	2,149,315	1,928,962
ALDURAZYME net product revenues marketed by Sanofi	53,709	71,029	159,123	144,849
Total net product revenues	$760,812	$733,867	$2,308,438	$2,073,811
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	14%	11%	15%	13%
Customer B	12	10	11	10
Customer C	11	12	12	11
Total	37%	33%	38%	34%
Concentration Information
On a consolidated basis, one customer accounted for 23% of the Company’s September 30, 2025 accounts receivable balance compared to December 31, 2024, when two customers accounted for 20% and 11% of the accounts receivable balance, respectively. As of September 30, 2025, and December 31, 2024, the accounts receivable balance for Sanofi included $135.7 million and $96.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate as of September 30, 2025 based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company also has an Employee Stock Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$4,281	$5,092	$10,628	$12,110
Research and development	14,676	11,496	40,648	45,108
Selling, general and administrative	30,308	26,901	83,220	92,434
Total stock-based compensation expense	$49,265	$43,489	$134,496	$149,652
(10) EARNINGS (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings (loss) per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$(30,744)	$106,080	$395,474	$301,916
Add: Interest expense, net of tax, on the Company's convertible debt	—	1,832	5,499	5,495
Net income (loss), diluted	$(30,744)	$107,912	$400,973	$307,411
Denominator:
Weighted-average common shares outstanding, basic	192,032	190,429	191,639	189,806
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	2,353	889	2,512
Common stock issuable under the Company’s convertible debt	—	4,365	4,365	4,365
Weighted-average common shares outstanding, diluted	192,032	197,147	196,893	196,683
Earnings (loss) per common share, basic	$(0.16)	$0.56	$2.06	$1.59
Earnings (loss) per common share, diluted	$(0.16)	$0.55	$2.04	$1.56
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock issuable under the Company's equity incentive plans	12,390	9,414	11,501	9,255
Common stock issuable under the Company’s convertible debt	4,365	—	—	—
Total number of potentially issuable shares	16,755	9,414	11,501	9,255

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
Contingent Payments
As of September 30, 2025, the Company was subject to contingent payments, primarily comprised of development, regulatory and commercial milestones. Those considered reasonably possible totaled $231.1 million, and the related contingencies are not expected to be met over the next 12 months.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. The Company also has commitments related to enterprise resource planning (ERP) system implementation costs for which the Company is committed. As of September 30, 2025, such commitments were estimated at $549.0 million, of which $199.1 million is expected to be paid in 2025 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

(12) ASSET ACQUISITION
On July 1, 2025, the Company completed its acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics, for a total consideration of approximately $285 million, net of cash acquired. Upon closing, Inozyme became a wholly-owned subsidiary of BioMarin.
The Company accounted for this transaction as an asset acquisition since substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, INZ-701 (now known as BMN 401). The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. As the acquired IPR&D does not have an alternative future use, the Company recorded approximately $221 million in acquired IPR&D expense related to the INZ-701 IPR&D asset during the third quarter of 2025. The IPR&D charge is included in Research and Development on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following summarizes the total consideration transferred and allocation to the assets acquired, liabilities assumed and acquired IPR&D:

Cash consideration for outstanding shares	$260,424
Cash consideration for equity awards	9,950
Consideration paid to Inozyme	270,374
Repayment of Inozyme debt	49,095
Employee-related incentive payments	2,714
Transaction costs	6,950
Total consideration	$329,133

Cash and cash equivalents	$43,939
Other assets	10,779
Deferred tax assets	68,697
Other liabilities	(15,245)
Total identifiable assets acquired, net	108,170
Acquired IPR&D	220,963
Total assets and liabilities	$329,133

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
Overview
We are a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation, with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we seek to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
A summary of our commercial products, as of September 30, 2025, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$776.1	$745.7	$2,346.7	$2,106.6
Cost of sales	$140.1	$188.5	$441.7	$444.1
Research and development (R&D)	$409.5	$184.9	$729.5	$573.7
Selling, general and administrative (SG&A)	$268.4	$253.5	$706.8	$742.4
Provision for income taxes	$4.4	$28.4	$114.2	$70.2
Net income (loss)	$(30.7)	$106.1	$395.5	$301.9
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In October 2025, we announced our plan to pursue options to divest ROCTAVIAN, including exploring out-licensing opportunities. We plan to continue to make ROCTAVIAN commercially available in the U.S., Italy and Germany until next steps are finalized. We will continue to provide support and monitoring for people treated with ROCTAVIAN.
In September 2025, at the American Society for Bone and Mineral Research (ASBMR) Annual Meeting, we shared new data demonstrating improved spinal morphology – one of the factors that contributes to spinal stenosis, a leading cause of morbidity in achondroplasia – following treatment with VOXZOGO in children ages 5 and under. VOXZOGO is the only approved therapy with data showing a positive impact on spinal morphology, and these findings add to the extensive body of evidence supporting VOXZOGO’s health benefits beyond improving growth.
In September 2025, we presented new data from the PALYNZIQ Phase 3 PEGASUS study in 12 to 17 year-olds demonstrating statistically significant blood phenylalanine (Phe) lowering compared to diet alone.
In August 2025, we announced that Phase 1 data in its healthy volunteers study with BMN 333, BioMarin’s long-acting C-type natriuretic peptide (CNP), demonstrated area-under-the-curve (AUC) pharmacokinetic (PK) levels greater than three times the levels observed in other long-acting CNP studies, and no safety signals were noted.
In July 2025, we completed the acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics. The acquisition is intended to strengthen our enzyme therapies portfolio by adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701), for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. We accounted for this transaction as an asset acquisition since the lead asset, BMN 401, represents substantially all of the fair value of the gross assets acquired. See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional information related to Inozyme acquisition.
See the risk factors described under “Business and Operational Risks” section in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
VOXZOGO	$218.4	$189.9	$28.5	$653.5	$526.6	$126.9

Enzyme Therapies:
VIMIZIM	182.8	178.2	4.6	586.5	548.7	37.8
NAGLAZYME	122.0	131.9	(9.9)	365.2	369.6	(4.4)
PALYNZIQ	108.8	90.6	18.2	308.0	254.6	53.4
ALDURAZYME	53.7	71.0	(17.3)	159.1	144.8	14.3
BRINEURA	48.0	37.0	11.0	137.0	121.4	15.6

KUVAN	23.9	28.1	(4.2)	76.2	92.6	(16.4)
ROCTAVIAN	3.2	7.2	(4.0)	22.9	15.5	7.4
Total net product revenues	$760.8	$733.9	$26.9	$2,308.4	$2,073.8	$234.6
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
The increase in Net Product Revenues for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributed to the following:
•VOXZOGO and PALYNZIQ: higher sales volume from new patients initiating therapy across all regions.
These increases were partially offset by the following:
•ALDURAZYME: lower sales volume due to timing of order fulfillment to Sanofi; and
•NAGLAZYME: lower sales volume due to timing of orders in countries that place large government orders, primarily in Latin America.
The increase in Net Product Revenues for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributed to the following:
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Quarterly Report for additional information. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Sales denominated in USD	$398.6	$378.9	$19.7	$1,160.6	$1,017.5	$143.1
Sales denominated in foreign currencies	362.2	355.0	7.2	1,147.8	1,056.3	91.5
Total net product revenues	$760.8	$733.9	$26.9	$2,308.4	$2,073.8	$234.6

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(8.2)	$(22.6)	$14.4	$(28.9)	$(75.2)	$46.3
The unfavorable impact for the three and nine months ended September 30, 2025 was primarily driven by weakening of the Argentine Peso, Brazilian Real and Mexican Peso, partially offset by strengthening of the Euro. The unfavorable impact for the three and nine months ended September 30, 2024 was primarily driven by weakening of Argentine Peso, Japanese Yen and Brazilian Real, partially offset by strengthening of the Euro.
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
The following table summarizes our Cost of Sales and gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Total revenues	$776.1	$745.7	$30.4	$2,346.7	$2,106.6	$240.1
Cost of sales	$140.1	$188.5	$(48.4)	$441.7	$444.1	$(2.4)
Gross margin	81.9%	74.7%	7.2%	81.2%	78.9%	2.3%
Cost of Sales decreased in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to favorable product mix resulting from lower per-unit manufacturing costs and reduced ROCTAVIAN inventory reserves. Gross margin increased during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, primarily due to higher sales volume for products with higher margin in our Enzyme Therapies portfolio.
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
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Research and early pipeline	$93.7	$104.9	$(11.2)	$280.1	$331.4	$(51.3)
Later-stage clinical programs	251.7	10.1	241.6	279.1	17.8	261.3
Marketed products	64.1	69.9	(5.8)	170.3	224.5	(54.2)
Total R&D expense	$409.5	$184.9	$224.6	$729.5	$573.7	$155.8
The increase in R&D expense for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to acquired In-Process Research and Development (IPR&D) related to a phase 3 clinical program from Inozyme acquisition and increased spend related to the continued progression of VOXZOGO indication for hypochondroplasia. These increases were partially offset by lower spend on Research and early pipeline due to discontinued programs and lower spend on ROCTAVIAN.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
SG&A expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
S&M	$131.3	$108.9	$22.4	$356.0	$351.1	$4.9
G&A	137.1	144.6	(7.5)	350.8	391.3	(40.5)
Total SG&A expense	$268.4	$253.5	$14.9	$706.8	$742.4	$(35.6)
S&M expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Enzyme Therapies	$60.9	$52.2	$8.7	$165.5	$163.8	$1.7
VOXZOGO	46.1	28.0	18.1	123.5	90.4	33.1
ROCTAVIAN	8.3	17.0	(8.7)	22.1	65.0	(42.9)
Other	16.0	11.7	4.3	44.9	31.9	13.0
Total S&M expense	$131.3	$108.9	$22.4	$356.0	$351.1	$4.9
The increase in S&M expense for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to increased spending related to global expansion of VOXZOGO for achondroplasia and pre-launch activities of VOXZOGO for hypochondroplasia, partially offset by reduced activities related to ROCTAVIAN as we focused commercial efforts in the U.S., Germany and Italy to align with our updated ROCTAVIAN strategy announced during the second half of 2024.
The decrease in G&A expense for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to severance and restructuring costs incurred in 2024 associated with our portfolio strategy review and the associated organizational redesign efforts that did not occur in 2025. The decrease in G&A expense was partially offset by post-acquisition severance charges related to Inozyme in 2025 and incremental administrative costs related to ongoing support of business initiatives during the year.
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Amortization of intangible assets	$4.8	$5.0	$(0.2)	$14.5	$33.6	$(19.1)

Gain on sale of nonfinancial assets	$—	$—	$—	$—	$10.0	$(10.0)
The decrease in Amortization of Intangible Assets for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was due to the increase in the estimated useful life of an intangible asset as a result of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
extension of a patent during the second half of 2024 and an intangible asset becoming fully amortized during the fourth quarter of 2024.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income	$17.9	$18.1	$(0.2)	$55.7	$57.2	$(1.5)
The change in Interest Income for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was relatively flat.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest expense	$2.6	$3.0	$(0.4)	$8.1	$10.1	$(2.0)
The change in Interest Expense for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was relatively flat. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income, Net
Other Income, Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Other income, net	$5.1	$5.5	$(0.4)	$8.0	$2.2	$5.8
The increase in Other Income, Net for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to proceeds from insurance related to damaged goods. The change in Other Income, Net for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was relatively flat.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Provision for income taxes	$4.4	$28.4	$(24.0)	$114.2	$70.2	$44.0
The decrease in Provision for Income Taxes for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to lower pre-tax income, partially offset by unfavorable tax impact of a non-deductible acquired IPR&D charge in 2025. The increase in Provision for Income Taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to higher pre-tax income and tax expense related to expiration of unexercised options in 2025.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. We have estimated the tax effects of the OBBB Act enacted during the quarter and included the related income tax benefit impact in our provision for income taxes. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$1,250.1	$942.8	$307.3
Short-term investments	227.7	194.9	32.8
Long-term investments	512.9	521.2	(8.3)
Total cash, cash equivalents and investments	$1,990.7	$1,658.9	$331.8
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
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$728.4	$387.2	$341.2
Net cash provided by (used in) investing activities	$(371.8)	$60.1	$(431.9)
Net cash used in financing activities	$(45.6)	$(529.3)	$483.7
The increase in net cash provided by operating activities in the nine months ended September 30, 2025 compared to September 30, 2024 was primarily attributed to an increase in net income adjusted for non-cash items, and timing of payments to vendors and cash receipts from our customers.
The decrease in net cash provided by investing activities in the nine months ended September 30, 2025 compared to September 30, 2024 was primarily attributable to approximately $285 million net cash paid for acquisition of Inozyme and lower net maturities of available-for-sale securities. The decrease was partially offset by fewer purchases of fixed assets and intangible assets.
The decrease in net cash used in financing activities in the nine months ended September 30, 2025 compared to September 30, 2024 was primarily due to $495 million settlement of the 2024 Notes that matured in August 2024. The decrease was also attributable to lower proceeds from exercises of equity awards in 2025.
Financing
Our $600.0 million (undiscounted) of convertible debt as of September 30, 2025 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount, if not converted. As of September 30, 2025, our indebtedness consisted of our 1.25% senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in May 2027. For additional information related to our convertible debt, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 10 - Debt to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2024.
In August 2024, we entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility is intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of September 30, 2025, there were no amounts outstanding under the credit facility and we were in compliance with all covenants.
Material Cash Requirements
Purchase Obligations
As of September 30, 2025, we had obligations of approximately $549.0 million, of which $199.1 million is expected to be paid in 2025. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services. The amount also includes hosting fees and other enterprise resource planning (ERP) system implementation costs for which we are committed.
Other Obligations
As of September 30, 2025, we were subject to contingent payments considered reasonably possible of $231.1 million, and the related contingencies are not expected to be met over the next 12 months. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our contingent obligations.
Our lease commitments and unrecognized tax benefits as of September 30, 2025 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2025, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2025 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2025.
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
Government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including the most recent shut down that began on October 1, 2025. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Financial and Financing Risks
*If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of September 30, 2025, we had cash, cash equivalents and investments totaling $2.0 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the 2027 Notes during their term, but also to repay the principal amount of the 2027 Notes if not converted.
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
As of September 30, 2025, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. As of September 30, 2025, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Japanese Yen, the Brazilian Real, the Argentine Peso, the Canadian Dollar, the Colombian Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) will impact our revenues and expenses. If the USD were to weaken against another currency (as has been the case against the Euro in 2025), assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the United States is subject to tariffs. The magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Current or future tariffs could result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
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
Competitors or other third parties have in the past and may in the future interfere with our patent process in a variety of ways. Competitors or other third parties may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors or other third parties may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors or other third parties may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, any such party could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, follow-on manufacturers, including generic and biosimilar manufacturers, may use litigation and regulatory means to obtain approval for generic, biosimilar, or other follow-on versions of our products notwithstanding our filed patents or patent applications.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of BioMarin securities.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 16, 2025, by and among Inozyme Pharma, Inc., BioMarin Pharmaceutical Inc., and Incline Merger Sub, Inc., previously filed with the SEC on May 16, 2025 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

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
32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S..C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 28, 2025	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)