Form 10-K
period 2025-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2026-02-26
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $6.7 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 19, 2026, the registrant had 192,323,359 shares of common stock, par value $0.001, outstanding.
Documents Incorporated by Reference: Specified portions of the registrant's definitive proxy statement for the registrant's 2026 annual meeting of stockholders, which will be filed with the Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2025, are incorporated by reference under Part III of this Annual Report on Form 10-K.

BIOMARIN PHARMACEUTICAL INC.
2025 FORM 10-K ANNUAL REPORT

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
•We have in the past and may in the future pursue acquisitions of other companies or businesses, which could divert our management's attention, fail to achieve the anticipated benefits and/or expose us to other risks or difficulties.
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
Amicus Acquisition Risks
•The pending Amicus Acquisition may not be completed on the currently contemplated timeline or terms, or at all.
•We may not realize the anticipated benefits from the pending Amicus Acquisition.

•The pendency of the Amicus Acquisition could adversely affect our and/or Amicus' businesses and operations.
•We expect to incur material expenses related to the Amicus Acquisition.
•We may not realize the anticipated cost savings from the Amicus Acquisition.
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
•We have incurred in the past and may in the future incur substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
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

Part I
Item 1. Business
Overview
BioMarin Pharmaceutical Inc. (BioMarin, we, us or our) is a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation, with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we seek to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
Recent Developments
In 2025, we achieved $3.2 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued to grow our commercial business and advance our product candidate pipeline. We believe that the combination of our internal research programs, partnerships and acquisitions of external assets will allow us to continue to develop and commercialize innovative therapies for patients with serious and life-threatening rare diseases and medical conditions. We periodically conduct strategic portfolio assessments of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. Based on such strategic portfolio assessments, certain programs that do not meet our threshold for further development and commercialization could be discontinued.
In December 2025, we entered into a definitive agreement to acquire Amicus Therapeutics, Inc. (Amicus), a publicly traded, global, biotechnology company for $14.50 per share in an all-cash transaction for a total consideration of approximately $4.8 billion. The pending acquisition is expected to strengthen our commercial portfolio by adding two new therapies for the treatment of Fabry disease and late-onset Pompe disease. The transaction is expected to close in the second quarter of 2026, subject to regulatory clearances, approval by the stockholders of Amicus and other customary closing conditions. We intend to finance the transaction through a combination of cash on hand and approximately $3.7 billion of non-convertible debt financing.
In December 2025, we entered into a debt financing commitment letter and related fee letter with certain lenders, pursuant to which the lenders have committed to provide us with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of a 364-day senior secured bridge loan facility (Bridge Facility) for the pending acquisition of Amicus. No amounts had been drawn or were outstanding under the Bridge Commitment as of December 31, 2025. In February 2026, we issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes due 2034 (the 2034 Notes), and the proceeds from the issuance were deposited into an escrow account that will be used to finance the pending acquisition of Amicus. In connection with the issuance of the 2034 Notes, the Bridge Commitment was reduced from approximately $3.7 billion to $2.8 billion. In place of the Bridge Facility, we also expect to enter into a senior secured term loan facility for approximately $2.8 billion in aggregate principal and a new $600.0 million senior secured revolving credit facility in 2026 that will be executed prior to or concurrently with the closing of the pending Amicus acquisition. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Condition, Liquidity and Capital Resources" below for additional information.
In October 2025, we announced our plan to pursue options to divest ROCTAVIAN, including exploring out-licensing opportunities. Subsequently in December 2025, we committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, we recorded approximately $240.0 million of restructuring charges in 2025 comprised of an inventory write-off, impairment of long-lived assets, severance and other costs. See Note 19 to our accompanying Consolidated Financial Statements for additional details.
In July 2025, we completed the acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics. The acquisition is intended to strengthen our enzyme therapies portfolio by adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701), for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. We accounted for this transaction as an asset acquisition since the lead asset, BMN 401, represents substantially all of the fair value of the gross assets acquired. See Note 20 to our accompanying Consolidated Financial Statements for additional information related to Inozyme acquisition.

Commercial Products

Commercial Products	Indication	2025 Net Product Revenues (in millions of U.S. Dollars)
VOXZOGO (vosoritide)	Achondroplasia	$926.9

Enzyme Therapies:
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA	$792.1
NAGLAZYME (galsulfase)	MPS VI	$485.4
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)	$433.3
ALDURAZYME (laronidase)	MPS I	$208.5
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)	$186.4

KUVAN (sapropterin dihydrochloride)	PKU	$99.6
ROCTAVIAN (valoctocogene roxaparvovec)(1)	Severe Hemophilia A	$35.6
(1)    In 2026, we announced that we will no longer market ROCTAVIAN. See Note 19 to our accompanying Consolidated     Financial Statements for additional details.
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
VOXZOGO is approved for marketing in the U.S. and Japan for the treatment of achondroplasia in children with open growth plates of all ages, in the European Union (EU) for the treatment of children with open growth plates aged four months and older, and in other markets, including Australia and Brazil, for patients in various age ranges.
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
In 2025, we reported positive data from the PALYNZIQ Phase 3 PEGASUS study in 12- to 17-year-olds demonstrating statistically significant reductions in blood Phe lowering compared to diet alone for adolescents with PKU.
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
In October 2025, we announced our plan to pursue options to divest ROCTAVIAN, including exploring out-licensing opportunities. Subsequently in December 2025, we committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, we recorded approximately $240 million of restructuring charges in 2025 comprised of an inventory write-off, impairment of long-lived assets, severance and other costs. See Note 19 to our accompanying Consolidated Financial Statements for additional details.
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
VOXZOGO
In 2025, we continued to advance development across our CANOPY clinical program with VOXZOGO for the treatment of hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency, including a pivotal Phase 3 study in hypochondroplasia and Phase 2 studies in idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency.
BMN 333
BMN 333 is a longer-acting CNP in development for the treatment of multiple growth disorders, including achondroplasia and hypochondroplasia. We initiated the first-in-human study of BMN 333 in January 2025. In 2025, we accelerated development of BMN 333 with Phase 1 pharmacokinetic data exceeding targeted free CNP exposure levels.
BMN 351
BMN 351 is our next-generation oligonucleotide in development for the treatment of Duchenne Muscular Dystrophy (DMD). We completed enrollment into the first and second dose cohorts in late 2024. In 2025, we progressed BMN 351 with initial

Phase 1/2 data demonstrating 5.0% mean absolute dystrophin expression (without double-correction for histologic adjustment for muscle content) at week 25 in the 9 mg/kg cohort.
BMN 401
In 2025, we acquired BMN 401 (formerly INZ-701) through our acquisition of Inozyme. BMN 401 is a soluble, recombinant, or genetically engineered, ENPP1 fusion protein that is designed to increase inorganic pyrophosphate (PPi) and adenosine, to enable the potential treatment of multiple diseases caused by deficiencies in these molecules. By targeting the PPi-Adenosine Pathway, BMN 401 aims to correct pathologic mineralization and intimal proliferation, addressing the significant morbidity and mortality in these devastating diseases.
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
We contract with third parties to manufacture PALYNZIQ and KUVAN API. Additionally, most of our drug product manufacturing (which includes vials, syringes, tablets, and powder) is performed externally by contract manufacturers. We expect the volume mix to change as drug product filing operations initiate and expand in the Shanbally site. Packaging operations are effectively split between installed capacity at the Shanbally site and several contract manufacturers. We expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, drug product, and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sale. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMP certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies.
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
Sales and Marketing
Our commercial organization is primarily structured around two business units: Skeletal Conditions (VOXZOGO) and Enzyme Therapies. This organization, which includes a sales force, supports our product lines directly in the U.S., Europe, South America and certain other significant markets. For other selected markets, we have signed agreements with other companies to act as distributors of all our products, other than ALDURAZYME. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future.
Sanofi has the exclusive right to distribute, market and sell ALDURAZYME globally and is required to purchase its requirements exclusively from us.
In the U.S., our products (other than ALDURAZYME) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than ALDURAZYME). We believe that with moderate changes in 2026, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, or for the sales and marketing of products that we acquire through strategic transactions, will likely require expansion of our commercial organization, including our sales force, in the U.S. and international markets.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Customers for our products (other than ALDURAZYME) include a limited number of specialty pharmacies and end-users, such as hospitals and non-U.S. government agencies. We also sell our products (other than ALDURAZYME) to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, governments place large periodic orders for our products. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. PALYNZIQ is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2025, 37% of our net product revenue was generated by three customers. Sanofi is our sole customer for ALDURAZYME and is responsible for distributing, marketing, and selling ALDURAZYME to third parties.
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
Other than PALYNZIQ and KUVAN, as described below, our products have no direct approved competition currently on the market in the U.S. or the EU; however, other companies are in the development phase with new and generic products. Our products and product candidates have potential competition from products under development either using similar technology to our programs or different treatment strategies. The following is a summary of some of the primary possible future competitors for our products and product candidates, but the information below may not include all potential competition.
VOXZOGO
VOXZOGO, for the treatment of achondroplasia, could have competition from clinical stage products under development by Abbisko Therapeutics Co Ltd., Ascendis Pharma A/S, QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc., Tyra Biosciences Inc., and preclinical product candidates from other companies, including Black Diamond Therapeutics, Inc., C-Biomex Co., Ltd., Changchun GeneScience Pharmaceuticals Co., Ltd., Immunoforge, Co. Ltd., Peptron Inc., Prolynx Inc., and SiSaf Ltd.
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
PALYNZIQ and KUVAN
PALYNZIQ and KUVAN face competition from an oral small molecule marketed by PTC Therapeutics,Inc., which is approved in the U.S. and EU for the treatment of PKU. There is also potential competition from clinical stage product candidates developed by Agios Pharmaceuticals Inc., Jnana Therapeutics Inc. (a subsidiary of Otsuka Pharmaceutical Co., Ltd.), Maze Therapeutics, NGGT Inc., Relief Therapeutics, SOM Innovation Biotech, S.A., and Scohia Pharma Inc., and earlier stage product candidates, including, but not limited to, product candidates from Alltrna, Inc., Iniuva GmbH, and Aurora Therapeutics.
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
VOXZOGO, for the treatment of idiopathic short stature could have competition from marketed branded and generic human growth hormones, clinical stage products (marketed for other indications) under development by Ascendis Pharma A/S, and Novo Nordisk A/S, and additional clinical stage products by Anhui Anke Biotechnology (Group) Co., Ltd., Xiamen Amoytop Biotech Co., Ltd. and Changchun GeneScience Pharmaceuticals Co., Ltd. as well as a preclinical stage product from Bolder BioTechnology, Inc.
VOXZOGO, for the treatment of Noonan syndrome, Turner syndrome, and SHOX deficiency could have competition from marketed branded and generic human growth hormones, marketed small molecule tyrosine kinase inhibitors, clinical stage products (marketed for other indications) under development by Ascendis Pharma A/S and Novo Nordisk A/S, an additional clinical stage product from Changchun GeneScience Pharmaceuticals Co., Ltd., and a preclinical product candidate from Cavalry Biosciences.
BMN 333
BMN 333, for the treatment of achondroplasia could have competition from clinical stage products under development by Abbisko Therapeutics Co Ltd., Ascendis Pharma A/S, QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), Ribomic Inc., Tyra Biosciences Inc., and preclinical product candidates from other companies, including Black Diamond Therapeutics, Inc., C-Biomex Co., Ltd., Changchun GeneScience Pharmaceuticals Co., Ltd., Immunoforge, Co. Ltd., Peptron Inc., Prolynx Inc., and SiSaf Ltd.
BMN 333, for the treatment of hypochondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and QED Therapeutics, Inc. (a subsidiary of BridgeBio Pharma, Inc.), and a preclinical product candidate from Tyra Biosciences Inc.
BMN 351
BMN 351, for the treatment of DMD, could have competition from marketed oligonucleotide and gene therapy products by Sarepta Therapeutics, Inc., steroids by Catalyst Pharmaceuticals, Inc., PTC Therapeutics, Inc., and Santhera Pharmaceuticals Holdings AG, and an epigenetic therapy by Italfarmaco S.p.A. In addition, BMN 351 could have potential competition from clinical product candidates for exon 51 skipping amenable DMD by Dyne Therapeutics, Inc. and gene therapy product candidates from Regenxbio, Inc. and Solid Biosciences, Inc.
BMN 401
There are currently no approved, non-generic drugs on the market in the U.S. or the EU for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. Although there may be companies generally pursuing development of treatments for ectopic calcification or metabolic bone disorders, we are not aware of any novel product candidates currently in active clinical development for ENPP1 deficiency.
Patents, Proprietary Rights and Regulatory Exclusivity
Our success depends on an intellectual property portfolio that supports our future revenue streams and also creates barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; licensing and acquiring new patents and patent applications; and pursuing, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. For example, we are engaged in various legal actions, including actions against Ascendis Pharma A/S in multiple jurisdictions and forums to protect our patents relating to VOXZOGO. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including registrations, assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.
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

Product	Territory	Patent No(s).	General Subject Matter	Patent Expiration
BRINEURA	U.S.	10,279,015	Formulation; kit	May 5, 2036

	EU
		EP3294345	Formulation	May 5, 2036
PALYNZIQ	U.S.	7,534,595	Composition; method of treating	May 24, 2032(1)
		10,221,408	Purification	February 3, 2031
		9,557,340	Antibody detection assay	July 30, 2029
		11,505,790	Regimen	February 3, 2031
		11,918,633	Method of treating adolescent subjects	May 18, 2042
	EU	2152868	Composition; pharmaceutical composition	May 23, 2028 / May 23, 2033(2)
		2531209; 3025728	Formulation; purification	February 3, 2031
VIMIZIM	U.S.	8,128,925	Compositions; methods of treatment	January 16, 2029
		8,765,437	Purification; formulation; methods of treatment	January 10, 2032
	EU	2245145	Composition; use for treating	April 30, 2029(3)
		2595650	Purification; composition; use for treating; formulation	July 22, 2031
		3219795	Method of producing	January 16, 2029
VOXZOGO	U.S.	8,198,242	Compositions, Methods of Treatment	June 11, 2030(4)
		9,907,834	Formulation	August 1, 2036
		10,646,550	Clinical methods of treatment	August 1, 2036
	EU	2432489	Compositions, Methods of Treatment	May 20, 2030(5)
		3328416	Formulation, Use	August 1, 2036
(1)    For PALYNZIQ, the date of expiry includes the granted patent term extension (PTE).
(2)    For PALYNZIQ, we applied for SPCs for EP 2152868, and to date have been granted SPC to extend the patent expiration to May 23, 2033 in certain European countries, including Austria, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland France, Germany, Greece, Hungary, Ireland, Iceland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Spain, Slovakia, Slovenia, Sweden, and United Kingdom.
(3)     For VIMIZIM, we applied for SPCs for this patent, and to date have been granted SPCs to extend the patent expiration to April 30, 2029 in certain European countries, including Austria, Belgium, Bulgaria, Cypress, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden, Switzerland and the United Kingdom. PTE has also been granted in Chile to February 14, 2030.
(4)    For VOXZOGO, we filed for a PTE for this patent and received Notice of Final Determination granting extension of patent term by 5 years to June 11, 2035.
(5)    For VOXZOGO, we applied for SPCs for EP 2432489, and to date have been granted SPCs in Croatia, Czech Republic, Denmark, Estonia, France, Greece, Hungary, Italy, Luxembourg, Norway, Portugal, Sweden, and the United Kingdom, extending the patent expiration to May 20, 2035. PTE has been granted in Australia and Japan to May 20, 2035.

In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the EU through the dates set forth below:

Commercial Products	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
BRINEURA	2031(3)	2029	2029
PALYNZIQ	Expired	2030	2029
VIMIZIM	Expired	2026	Expired
VOXZOGO	2030(4)	Not Applicable	2031
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
Approval Process in the U.S. and EU
Satisfaction of FDA and EU pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Pharmaceutical product development in the U.S. and the EU typically involves preclinical laboratory and animal tests, the submission to the applicable regulatory agency of an application (e.g., an IND in the U.S. or a CTA in the EU), which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which marketing approval is sought. On January 31, 2022, Regulation EU No 536/2014 (CTR) became fully effective in the EU. The CTR established a centralized application procedure where one of the National Competent Authorities (NCA) of the Member States where the trial takes place takes the lead in reviewing certain aspects of the application, while the other NCAs have a lesser involvement than they had under the previous regime established by Directive 2001/20/EC (CTD). The CTD indeed introduced the first set of harmonized rules on clinical trials in the EU but resulted in a patchwork of different national regimes. The CTR was adopted with a view to introducing a more uniform set of the rules across the EU for the authorization of clinical trials. Such authorization still involves the national regulatory authorities and Ethics Committees of each of the EU Member States where the trial is to be conducted. However, the relevant procedures have now been streamlined with a view to facilitating a swifter and more seamless authorization and deployment of multi-center trials occurring in more than one EU Member State. More specifically, the CTR allows sponsors to rely on one single submission for CTAs regardless of the number of Member States where the trial takes place and based on a single harmonized application. Furthermore, under the CTR, deadlines for regulatory approvals are shortened with a view to accelerating the authorization process. The CTR also established an EU Portal which will act as a single-entry point for submission of data and information relating to clinical trials. Until January 30, 2025, the CTD continued to apply in parallel to the CTR for a transitional period. From January 31, 2025 all trials must comply with the CTR.
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
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with applicable regulations, good clinical practices (GCP), as well as under protocols detailing the objectives of the trial and the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Each protocol involving testing on patients and subsequent protocol amendments must be submitted to the FDA as part of the IND and to the relevant regulatory agency in the EU as part of a new CTA.
The regulatory agencies may order the temporary halt or permanent discontinuation of a clinical trial at any time or impose other sanctions if they believe that the clinical trial is not being conducted in accordance with applicable requirements or presents an unacceptable risk to the clinical trial patients. An IRB/Ethics Committee may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB/Ethics Committee’s requirements, or may impose other conditions. Clinical trials that are deployed to support NDAs, BLAs or Marketing Authorization Applications (MAAs) for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. Typically, we undertake a three-phase human clinical testing program as follows:
•Phase 1 - the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on efficacy.
•Phase 2 - usually involves trials in a limited patient population, to determine the efficacy of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of efficacy and an acceptable safety profile in Phase 2 evaluations.
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
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. However, this excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the EC. If the opinion is favorable, the EC may then adopt a decision to grant marketing authorization. In the event of a negative opinion, the company may request a re-examination of the application within 15 days of receipt of the negative opinion. The company then has 60 days to provide the CHMP with detailed grounds for requesting the re-examination. Within 60 days of providing this information, the CHMP must re-examine its opinion. The EC follows the recommendation of the CHMP in almost all cases. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.
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
Under the FDA’s accelerated approval regulations, the FDA may approve a drug, including a fast track drug, for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial to verify and describe the clinical benefit of the drug. Failure to conduct a required post-approval study with due diligence, including with respect to the conditions specified by the FDA, or confirm a clinical benefit through a post-marketing study will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval and is required to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors are required to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The review of these in vitro companion diagnostics in conjunction with the review of a drug or biologic involves coordination of review by the FDA’s Center for Drug Evaluation and Research or Center for Biologics Evaluation and Research, as applicable, and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug or biologic manufacturer and device manufacturer, if different companies. Most companion diagnostics require approval of a premarket approval application (PMA). The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. After a device is placed on the market, it remains subject to significant regulatory requirements.
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
Other Regulation
Exclusivity for Biologics in the U.S.
The Biologics Price Competition and Innovation Act of 2009 (BPCIA), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the PPACA), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed reference biological product. Biosimilars are licensed based on FDA’s findings of safety, purity, and potency for a previously FDA-licensed product called a reference product. There must be no differences in route of administration, dosage form, and strength to rely on a given reference product, and there can be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies and animal studies. The FDA may also require comparative clinical study sufficient to demonstrate safety, purity, and potency in one or more conditions of use for which the reference product is licensed. A biosimilar also may meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider. For licensure as an interchangeable biosimilar, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once to an individual, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. A reference biologic is granted 12 years of data exclusivity from the time of first licensure of the reference product during which no biosimilar referencing such biologic can be licensed by FDA, and no such biosimilar application relying on the reference product can be submitted for four years from the date of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for exclusivity precluding marketing of other interchangeable biosimilars referencing the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar to be approved, (ii) eighteen months after the first interchangeable biosimilar is approved if there is not patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if the interchangeable applicant has been sued under the BPCIA and any related patent litigation is ongoing within the 42-month period.
Data Exclusivity and Market Exclusivity in the EU
The EU provides opportunities for market and data exclusivity for all products containing a New Active Substance, or NAS (such as a chemical, biological or radiopharmaceutical substance not previously authorized as a medicinal product in the EU), which have been granted an MA. While the related rules are expected to change in the near future as described below, these products currently receive eight years of data exclusivity and an additional two years of market exclusivity. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan Drug Designation
Orphan drug designation is granted by the FDA and the EC to drugs intended to treat a rare disease or condition, which in the U.S. is defined as having a prevalence of less than 200,000 individuals in the U.S. or as a condition that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the costs of development of said drug will be recovered from sales in the U.S. In the EU, orphan drug designation is available if a sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU, which is equivalent to around 250,000 people or fewer, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives derived from the orphan status, it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. For either of these criteria, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Orphan drug designation must be requested before submitting a marketing application and, in the EU, it must be maintained until the time of the granting of the MA. Orphan designation can be lost in the EU, for example, if it is established that the product no longer meets the orphan criteria at the time a MA is granted for such product.
Orphan drug designation does not shorten the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, under the current rules, the relevant regulatory authority may not accept or approve any other applications to market a similar medicinal product/drug for the same therapeutic indication, except in limited circumstances, for seven years in the U.S. and ten years in the EU (extendable to twelve years under certain circumstances) and, in addition, a range of other benefits during the development and regulatory review process are available in the EU, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. Among the benefits of orphan drug designation in the U.S. are tax credits for certain research and a waiver of the NDA/BLA application user fee. In the U.S., orphan drug exclusive marketing rights obtained upon approval of an orphan-designated drug may be lost under certain conditions, such as if the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. A competitor may also demonstrate that its proposed product is “clinically superior” to a product with orphan drug exclusivity, allowing for approval and market entry of the same drug for the same condition during the first product’s orphan drug exclusivity period. In the EU, a MA may be granted to a similar medicinal product with the same orphan indication during the regulatory exclusivity period with the consent of the MA holder for the original orphan medicinal product or if the MA holder of the original orphan medicinal product is unable to supply sufficient quantities of the orphan product. A MA may also be granted to a similar medicinal product with the same orphan indication if the second applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity.
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
In addition, in the EU, EMA, the EC and other comparable regulatory authorities continue to propose and pass legislation and issue additional guidelines that may affect the applicable legislative framework. On December 11, 2025, the European Parliament and the European Council reached a political agreement on a proposal for the revision of the EU pharmaceutical regulatory framework. Among other things, the revision will amend the duration of the data and market exclusivity, the marketing authorization procedure, the possible post-authorization conditions, the reasons for a refusal of a marketing authorization, as well as obligations and waivers in connection with Pediatric Investigation Plans (PIPs). In particular, the regulatory data protection period (during which generic/biosimilar companies cannot access product data) would amount to eight years, with one additional year of market protection (during which generic or biosimilar products cannot be sold), following a marketing authorization. Pharmaceutical companies will be eligible for additional periods of market protection under certain conditions, with a cap of eleven years on the combined regulatory protection period. Orphan medicinal products addressing a disease with no current available medicinal treatment (“breakthrough orphan medicinal products”) will benefit from up to eleven years of market exclusivity. Moreover, with a view to ensure earlier market entry of generic and biosimilar medicinal products, the new rules clarify that the so-called “Bolar” exemption (which allows generic/biosimilar manufacturers to conduct certain activities during the patent protection period of the original product) allows the conduct of necessary studies, trials and other activities for the purposes of obtaining marketing authorizations, conducting health technology assessments, obtaining pricing and reimbursement approvals, or submitting procurement tender applications.

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
The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits U.S. persons, including U.S. entities and their employees, officers, and intermediaries from engaging in certain activities, directly or indirectly, to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, provide offer to pay or authorize the provision of anything of value to any non-U.S. government official, government staff member, employee or officer of a state-owned or controlled entity, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the U.K., that restrict improper payments in the public and private sectors. Many countries have laws prohibiting these types of payments within the respective country. In the EU, for example, harmonized rules prohibit gifts, pecuniary advantages or benefits in kind to Health Care Professionals (HCPs) unless they are inexpensive and relevant to the practice of medicine or pharmacy. Similarly, strict rules apply to hospitality at sales promotion events. Based on these rules, a body of industry guidelines and sometimes national laws in force in individual EU Member States has been introduced to fight improper payments or other transfers of value to HCPs, and in general inducements that may have a broadly promotional character. Historically, pharmaceutical companies have been the target of FCPA and other anti-corruption and similar investigations, as well as of wide media attention, sometimes resulting in significant penalties, image and other costs for such companies.
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
In the U.S., third-party payers carefully review and increasingly challenge the prices charged for drugs, examine their medical necessity, and review their cost effectiveness. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. One payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Moreover, the process for determining whether a third-party payer will provide coverage for a product may be separate from the process for establishing the reimbursement rate that such a payer will pay for the product. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. A payer’s decision to provide coverage for a product does not necessarily mean that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain high enough price levels to realize sufficient revenues from our investment in product development. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Government Pricing and Reimbursement Programs for Marketed Drugs in the U.S.
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (referred to as ANDAs), the minimum rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the minimum rebate amount is generally the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator and non-innovator products may also be subject to an additional inflation rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the AMP for a previous baseline quarter. For many years, the total rebate amount for a unit of a drug was capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products.
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
Medicare Part D provides prescription drug benefits for individuals at least 65 years of age and certain people with disabilities. Enrollees in Part D plans, after they meet a deductible, pay a co-insurance of 25% until they reach the out-of-pocket limit, after which they have no co-insurance. The out-of-pocket limit is $2,100 in 2026 and is to be adjusted for inflation thereafter. Each manufacturer of drugs approved under NDAs or BLAs, in order for these drugs to be reimbursed by Medicare Part D, is required to enter into a Medicare Part D manufacturer discount agreement with HHS and provide a discount on those drugs dispensed to Medicare Part D enrollees. The discount is 10% of Part D enrollees’ prescription costs for brand drugs above the deductible and below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to Medicare Part D inflation rebates.
The IRA also requires the U.S. Department of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA's price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions.
In addition, the current U.S. Presidential Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an executive order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (MFN) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the executive order requires HHS to propose a rulemaking to implement MFN pricing. On December 23, 2025, CMS issued proposed regulations to establish, under the

Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. In certain circumstances, disclosure of the results of these trials can be delayed for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. In the EU there is an increasing trend requiring public disclosure of development data, in particular clinical trial data. These data were traditionally regarded as Confidential Commercial Information (CCI); however, under policies adopted in the EU, clinical study data submitted to the EMA in MAAs, including preclinical data, and patient level data, may be subject to public disclosure. This is confirmed in the CTR, the current EU legislation on clinical trials, according to which clinical trial applications and all the related documentation are uploaded and stored in the Clinical Trials Information System (CTIS) which is managed by the EMA. Confirming the transparency principle, the CTR provides that the information stored in such system is publicly accessible unless confidentiality is justified on the basis of a limited set of exceptions. These exceptions, which are to be interpreted narrowly in the EU, include the protection of CCI, in particular through taking into account the status of the MA for the applicable product; however, CCI is overridden in those cases where the authorities conclude that there is an overriding public interest in disclosure. Case law of the Court of Justice of the EU has also confirmed the absence of a general presumption of confidentiality over documents containing clinical and preclinical data provided to the EMA in support of a MAA.
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
In the EU, companies developing a new medicinal product must agree to a PIP with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver is granted by the EMA on request by the applicant (e.g., because the relevant disease or condition occurs only in adults). The PIP requirement also applies when a MA holder intends to add a new indication, pharmaceutical form or route of administration for a medicinal product that has already been authorized. The

MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Currently, once all the studies and measures agreed have been conducted in accordance with the PIP, products are eligible for a six -month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two -year extension of the orphan market exclusivity. This pediatric reward is granted subject to specific conditions. These conditions include that the applicant demonstrates having complied with all the measures contained in the PIP, that the summary of product characteristics, and if appropriate the package leaflet, reflects the results of studies conducted in compliance with such PIP, and that the product is authorized in all Member States. The rewards for conducting studies in the pediatric population can be granted irrespective of the fact that the information generated in compliance with the agreed PIP fails to lead to the authorization of a pediatric indication. Furthermore, it is expected that these rules will be amended as a result of a reform of the EU pharmaceutical legislative package. On December 11, 2025, the European Parliament and the European Council reached a political agreement on the proposed revision of several European legislative instruments related to medicinal products, including pediatric products. Among other things, the revision will likely amend the PIP waivers and the possible PIP obligations.
Privacy and Security Legislation
The legislative and regulatory environments regarding privacy and data protection are continually evolving and developing, in response to increasing global attention. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Other jurisdictions have enacted or proposed similar legislation and/or regulations. Additionally, various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about their personal data.
Outside of the United States, the EU’s General Data Protection Regulation (EU GDPR) and UK's General Data Protection Regulation (UK GDPR and collectively, GDPR), which require, among other things, that personal data is only collected for specified, explicit and legal purposes as set out in the GDPR or local laws, and the data may then only be processed in a manner consistent with those purposes. The personal data collected and processed must be adequate, relevant and not excessive in relation to the purposes for which it is collected and processed, it must be held securely, not transferred outside of the EEA (unless certain steps are taken to ensure an adequate level of protection), and must not be retained for longer than necessary for the purposes for which it was collected. The GDPR also requires companies processing personal data to implement adequate technical measures in order to ensure the most appropriate level of security which may vary depending on different factors such as the categories of processed personal data, the state of the art, the costs of implementation and the nature, scope, context and purposes of processing as well as the risk of varying likelihood and severity for the rights and freedoms of natural persons. In addition, the GDPR requires companies processing personal data to take certain organizational steps to ensure that they have adequate records, policies, security, training and governance frameworks in place to ensure the protection of data subject rights, including as required to respond to complaints and requests from data subjects. In addition, to the extent a company processes, controls or otherwise uses “special category” of personal data (including patients’ health or medical information, genetic information and biometric information), more stringent rules apply, further limiting the circumstances and the manner in which a company is legally permitted to process that data.
Human Capital
As of December 31, 2025, we had 3,221 employees worldwide, of whom 1,518 were in operations, 692 were in research and development, 495 were in sales and marketing and 516 were in administration. Of the 3,221 employees as of December 31, 2025, 2,026 employees were in the U.S. and Canada, and 1,195 employees were outside of North America, including 967 in Europe and the Middle East, 151 in Latin America and 77 in Asia Pacific. We also leverage temporary workers to fill short-term positions for our business and manufacturing needs. A significant portion of our employee base in the U.S. and Ireland works onsite supporting manufacturing and laboratory operations.
Compensation, Benefits and Well-being
We offer competitive compensation and benefits in order to attract, recognize and retain excellent employees and support their overall well-being. Our total rewards compensation package includes market-competitive salary, the potential to earn bonuses or sales commissions in recognition of performance, equity in recognition of performance and potential, healthcare benefits, among other benefits.
Workplace Culture
We believe that scientific breakthroughs happen when different perspectives come together to solve complex problems. Our dedication to this work ensures that we are harnessing the full range of our talent to drive innovation at BioMarin for patients around the world. We know that the power of different viewpoints and experiences will drive a culture of inclusion, which creates innovation and growth. BioMarin is committed to leveraging the collective genius of its global workforce and is dedicated to recruiting from a broad range of backgrounds and experiences to ensure we find and hire best talent.
Professional Growth and Development
We help our employees develop the skills and capabilities to support BioMarin’s growth and innovation through a combination of development experiences on the job and formal programs. We continually invest in our employees’ career growth and provide them with a wide range of development opportunities, including face-to-face, virtual and self-directed learning, mentoring, mobile coaching and external development. We offer our employees career-specific training and resources and support development opportunities through company-sponsored programs in addition to our tuition reimbursement program. We also provide our high-potential employees with a variety of leadership coaching and management programs.
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
We continue to pursue the corporate strategy we announced in 2024, which is focused on innovation, growth, and value commitment, which includes, among other things, the acceleration or discontinuation of certain programs, the continued expansion of our pipeline, updates to our commercial organizational model, and cost transformation. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
As part of the strategy, we are continuing to advance VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, Noonan syndrome, Turner syndrome, and SHOX deficiency. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. We are also expanding our pipeline through external innovation. In December 2025, we announced our proposed acquisition of Amicus Therapeutics, Inc. (Amicus) to expand and diversify our rare disease product portfolio (the Amicus Acquisition). In addition, in July 2025 we acquired Inozyme Pharma, Inc. (Inozyme) to strengthen our Enzyme Therapies portfolio, adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701). In order to continue the development of our product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our product candidates. We have in the past attempted and may in the future attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.
We have in the past and may in the future pursue acquisitions of other companies or businesses, which could divert our management’s attention, fail to achieve the anticipated benefits and/or expose us to other risks or difficulties.
As part of our new corporate strategy, we have acquired, entered into agreements to acquire, and may continue to acquire, companies or businesses that we believe could complement, expand or enhance our product offerings. For example, in December 2025, we announced our proposed acquisition of Amicus to expand and diversify our rare disease product portfolio. In addition, in July 2025, we completed the acquisition of Inozyme to strengthen our Enzyme Therapies portfolio with BMN 401, which is currently being assessed for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. Our acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated.
In addition, once an acquisition is closed, integrating our business practices and operations with the acquired business’ so that we can fully realize the anticipated benefits of the acquisition could require us to devote significant management attention and resources. The success of current and future acquisitions will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and the acquired businesses’ operations. We may face risks or experience difficulties successfully integrating acquired businesses, such as Inozyme or Amicus, with our operations. Such difficulties could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. See “—Risks Related to the Amicus Acquisition” in this section for additional risks related to the Amicus Acquisition.
Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. For example, we have incurred, and plan to incur, significant indebtedness in connection with the Amicus Acquisition. In addition, acquired product candidates, such as BMN 401, may not result in regulatory approval, may not perform as expected, may not be successful, may require significantly greater resources and investments than originally anticipated or may not produce the revenues, earnings or business synergies that we anticipated. As a result, the anticipated benefits of an acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
For example, we faced significant uncertainty as to whether gene therapy would gain the acceptance of the public or the medical community. In October 2025, we announced our plan to pursue options to divest ROCTAVIAN, including exploring out-licensing opportunities. Subsequently in December 2025, we committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, we recorded approximately $240.0 million of restructuring charges in 2025 comprised of an inventory write-off, impairment of long-lived assets, severance and other cost.
In addition, if we do not accurately forecast demand or manufacture products at levels in alignment with actual demand due to the failure of our products to gain acceptance by the patients or the medical community or other factors, then we may experience product shortages, pay a fee to contract manufacturers with whom we have non-cancellable capacity reservation agreements, or build excess inventory that may need to be written off, all of which could adversely affect our operating results.
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
Risks Related to the Amicus Acquisition
The pending Amicus Acquisition may not be completed on the currently contemplated timeline or terms, or at all.
The consummation of the Amicus Acquisition is subject to the satisfaction or waiver of certain conditions. Satisfaction of a number of the conditions is not within our control, and it is possible that such conditions may prevent or delay or otherwise materially adversely affect our ability to complete the Amicus Acquisition. These conditions include, but are not limited to, approval of the Amicus Acquisition by Amicus’ stockholders and the expiration or termination of the relevant waiting period (as it may be extended) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder. Neither we nor Amicus can provide assurance that the conditions to completing the Amicus Acquisition will be satisfied or waived, and accordingly, that the Amicus Acquisition will be completed on the timeline that the parties anticipate or at all. If any condition to the Acquisition is not satisfied, it could delay or prevent the Amicus Acquisition from occurring, which could negatively impact us and our growth prospects.
We may not realize the anticipated benefits from the pending Amicus Acquisition.
The Amicus Acquisition involves the combination of two companies that currently operate as independent companies. While we and Amicus will continue to operate independently until the Amicus Acquisition is consummated, the success of the Amicus Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Amicus’ businesses after closing. We plan on devoting substantial management attention and resources to integrating our and Amicus’ businesses so that we can fully realize the anticipated benefits of the Amicus Acquisition. This integration process may be disruptive to our and Amicus’ businesses, and, if implemented ineffectively, could restrict realization of the expected benefits of the Amicus Acquisition. In addition, the acquired Amicus business, including Galafold and Pombiliti + Opfolda, may not be successful, may require greater resources and investments than originally anticipated or may result in the assumption of unknown or contingent liabilities, which could have an adverse effect on us or our results of operations.
Potential difficulties we may encounter following closing include the following:
•the inability to successfully combine our and Amicus’ businesses in a manner that permits us to realize the anticipated benefits of the Amicus Acquisition in the timeframe currently anticipated or at all;
•the failure to integrate internal systems, programs and internal controls, or applying different accounting policies, assumptions or judgments to Amicus’ operational results than Amicus applied in the past;
•the inability to successfully obtain regulatory approval in new markets for, and continue to commercialize, Galafold or Pombiliti + Opfolda on the currently anticipated timeline or at all;
•The inability to effectively and efficiently integrate information technology and other systems;
•issues not discovered as part of the transactional due diligence process or unanticipated liabilities or contingencies of Amicus, including employment or severance-related obligations under applicable law or other benefits arrangements, claims by or amounts owed to vendors or other commercial disputes, cyber incidents and information technology failures or delays, matters related to data privacy, data localization and the handling of personally identifiable information, intellectual property-related claims, including Hatch-Waxman litigation, and other unknown or contingent liabilities;
•preserving the important licensing, marketing, and other commercial relationships of Amicus;
•the complexities associated with managing the combined company;
•the failure to retain key employees of either of the two companies who may be difficult to replace;
•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Amicus Acquisition; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Amicus Acquisition and integrating our and Amicus’ operations.
Any of these risks could adversely affect our ability to maintain relationships with collaboration partners, vendors, employees and other commercial relationships or adversely affect our or Amicus’ future operational results. As a result, the anticipated benefits of the Amicus Acquisition may not be realized or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, including our ability to generate sufficient cash to service our indebtedness, including our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes), our 5.5% senior unsecured notes due in 2034 (the 2034 Notes and together with the 2027 Notes, the Notes) and the new senior secured credit facilities expected to be entered into in connection with the Amicus Acquisition, results of operations and growth prospects, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects after the Amicus Acquisition.
The pendency of the Amicus Acquisition could adversely affect our and/or Amicus’ businesses and operations.
In connection with the pending Amicus Acquisition, some collaboration partners, vendors or other parties with commercial relationships with either of us or Amicus may delay or defer decisions, which could adversely affect the revenues, earnings, cash flows and expenses of us or Amicus, regardless of whether the Amicus Acquisition is completed. In addition, due to operating covenants in the Agreement and Plan of Merger we entered into with Amicus, Amicus may be unable (without our prior written consent), during the pendency of the Amicus Acquisition, to pursue strategic transactions, undertake significant capital projects or otherwise pursue other actions outside the ordinary course, even if such actions would prove beneficial.
We expect to incur material expenses related to the Amicus Acquisition.
We expect to incur material expenses in connection with the Amicus Acquisition and the subsequent integration of the business, operations, practices, policies and procedures of Amicus. These additional expenses could have an adverse effect on us or our results of operations. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may not realize the anticipated cost savings from the Amicus Acquisition.
The benefits that we expect to achieve as a result of the Amicus Acquisition will depend, in part, on our ability to realize anticipated cost savings, including resulting from expected operational synergies and global infrastructure efficiencies. After the Amicus Acquisition, we believe that we will be able to, among other matters, save on our costs by being able to streamline administrative processes and harmonize global distribution of the two companies.
Our success in realizing these cost savings, and the timing of this realization, depends on many factors. Even if we are able to consummate the Amicus Acquisition successfully, this may not result in the full realization of the cost savings that we currently expect, either within the expected timeframe, or at all. In addition, we cannot assure you that the costs to achieve these cost savings will not be higher than we anticipated. Therefore, we cannot assure you that any anticipated cost savings will be achieved or that our estimates and assumptions will prove to be accurate. If our cost savings are less than our estimates or our costs savings initiatives adversely affect our business or cost more or take longer to implement than we project, or if our assumptions prove to be inaccurate, our results could be lower than we anticipate.
Our and Amicus’ actual financial positions and results of operations may differ materially from the publicly filed unaudited pro forma condensed combined financial information.
The unaudited pro forma condensed combined financial information contained in our Current Report on Form 8-K filed on January 26, 2026 is presented for illustrative purposes only and may differ materially from what our actual financial position or results of operations would have been had the Amicus Acquisition been completed on the dates indicated. The unaudited pro forma condensed combined financial information has been derived from our and Amicus’ audited and unaudited historical financial statements and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Amicus Acquisition and related transactions. The assets and liabilities of Amicus were measured at fair value based on various preliminary estimates using assumptions that we believed were reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the unaudited pro forma condensed combined financial information and the final acquisition accounting will occur and could have a material impact on the unaudited pro forma condensed combined financial information and the ultimate combined company’s financial position and future results of operations.
In addition, the assumptions used in preparing the unaudited pro forma condensed combined financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the completion of the Amicus Acquisition.
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
Regulatory authorities and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. For example, the EU pharmaceutical reform will generally result in a decrease in data and market exclusivity in the EU.
In addition, some of our product candidates are intended to be used in combination with a medical device, such as an injector or other delivery system. Some of these products intended to be used with a medical device may be regulated as “combination products” in the U.S. and the EU, which are generally defined as products consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). In the U.S., each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. In the EU, medical devices and medicinal products are regulated separately, through different legislative instruments. The related applicable requirements will vary depending on the type of drug-device combination product. If, for example, a device intended to administer a medicinal product is sold together with such medicinal product in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product is regulated as a medicinal product. In addition, the relevant general safety and performance requirements (GSPRs) established for medical devices by EU medical devices legislation apply to the device component of such combination products. In addition, some of our products require use with an in vitro companion diagnostic. Our product candidates may also require use with an in vitro companion diagnostic if the FDA determines that the companion diagnostic is essential for safe and effective use of the product candidate. The FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. Most companion diagnostics require approval of a premarket approval application. In the EU, companion diagnostics are deemed to be in vitro diagnostic medical devices and must conform with the applicable GSPRs. To demonstrate compliance with the GSPRs, companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has been, or is in the process of being, authorized through the centralized procedure for the authorization of medicinal products, the Notified Body will, before it can issue the relevant EU technical documentation assessment certificate, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. Our product candidates intended for use with separately regulated devices, such as companion diagnostics, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals, clearances, or certifications. Where approval of the drug or biologic product and device is sought under a single application, such as a drug with an injector or delivery system, the increased complexity of the review process may delay approval. The FDA and EU review processes and related criteria are complex, which could also lead to delays in the approval process. In addition, because these devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.
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
Our marketed products have received regulatory approval to be commercially marketed and sold in the U.S., the EU, and certain other countries. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EC, the EMA and/or other comparable international and national regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
In addition, in the EU, the marketing authorization for BRINEURA was granted under “exceptional circumstances”. As a result, the risk-benefit balance of BRINEURA is reviewed annually and the marketing authorization may be withdrawn if the risk-benefit ratio is no longer favorable. Failure to continue to show favorable risk-benefit balance for BRINEURA could result in the withdrawal of the marketing approval.
Moreover, promotional communications with respect to drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling and Summary of Product Characteristics. In particular, a product may not be promoted for uses that are not approved by the FDA or the EC as reflected in the product’s approved labeling. Although the FDA and other comparable international and national regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. The FDA and other national competent authorities or international regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we are not able to promote any products we develop for indications or uses for which they are not approved. Additionally, in the EU, it is prohibited to promote prescription drugs to the general public and we are therefore limited to promote our products exclusively to healthcare professionals, which is also subject to restrictions. Public prosecutors, industry associations, healthcare professionals and other authorities and members of the public, including competitors, closely scrutinize advertising and promotion of any product in the EU.
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
We expect that pricing, coverage and reimbursement may be increasingly restricted in all the markets in which we sell our products. The escalating cost of healthcare has led to increased pressure on the healthcare industry to reduce costs. In particular, drug pricing by pharmaceutical companies has been under scrutiny for many years and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payers have proposed healthcare reforms and cost reductions. A number of federal and state proposals to control the cost of healthcare, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several U.S. congressional inquiries and proposed bills and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding healthcare may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.
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
Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires the U.S. Department of Health and Human Services (HHS) to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part

D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA's provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.
In addition, the current U.S. Presidential Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an executive order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (MFN) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the executive order requires HHS to propose a rulemaking to implement MFN pricing. On December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of MFN pricing initiatives.
At the U.S. state level, legislatures have also increasingly enacted laws and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, price and price increase disclosure and reporting requirements, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
Likewise, in many EU Member States, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our commercial products and any product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU Member States and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenues and results of operations. Moreover, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In 2022, the EC adopted the HTA regulation, which is intended to boost cooperation among EU Member States in evaluating new medicinal products. The HTA regulation entered into force in January 2025 and has resulted in increased downward pricing pressure in the EU.
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
In the U.S., the company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. Under the current rules in the EU, a ten-year period of market exclusivity for the approved therapeutic indication (extendable to twelve years for orphan drugs that have complied with an agreed Pediatric Investigation Plan (PIP) pursuant to Regulation 1901/2006), during which the EC and EU Member States cannot accept another marketing authorization (MA) application or accept an application to extend existing authorizations for similar medicinal products for the same indication and no MA can be granted. MAs may also be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the MA holder for the first orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities. MAs may also be granted for the same therapeutic indication in relation to products that are not similar. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Furthermore, it is expected that these periods will be shortened as a result of a reform of the EU pharmaceutical legislative package. On December 11, 2025, the European Parliament and the European Council reached a political agreement on the proposed revision of several European legislative instruments related to medicinal products, including orphan products. Among other things, the revision will amend the duration of the regulatory exclusivity. In particular, the regulatory data protection period (during which other companies cannot access product data) would amount to eight years, with one additional year of market protection (during which generic or biosimilar products cannot be sold), following an MA. Pharmaceutical companies would be eligible for additional periods of market protection under certain conditions, with a cap of eleven years on the combined regulatory protection period. Orphan medicinal products addressing a disease with no current available medicinal treatment (“breakthrough orphan medicinal products”) would benefit from up to eleven years of market exclusivity. These rules, if formally approved by the European Parliament and the European Council to become law, could adversely affect our products.
In addition, because the extent and scope of patent protection for some of our products is limited, orphan drug designation and resulting regulatory exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act and/or the Orphan Regulation, as applicable, to maintain a competitive position. If we do not obtain orphan drug designation and related regulatory exclusivity for our products that do not have broad patent protection or if a competing product is determined to be, for example, "clinically superior" to any of our products that has secured orphan drug exclusivity, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.
Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug regulatory exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor product’s orphan drug exclusivity period expires. Moreover, with respect to certain biologics, there may be some uncertainty regarding how similarity between product candidates designed to treat the same rare disease or condition may affect such product candidates’ orphan drug regulatory exclusivities. For biologics, the FDA’s determination of whether a drug is the same drug or a different drug will be based on the principal molecular structural features of the products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. The FDA could also interpret the term “condition” narrowly, which could allow for indirect competition during the period of exclusivity. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior by means of greater safety or effectiveness by making a major contribution to patient care. Further, orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

We may face competition from biosimilars approved through an abbreviated regulatory pathway.
Our ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ and VIMIZIM products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act (the PHS Act). Biologics require the submission of a Biologics License Application (BLA) and licensure by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated licensure of biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. A similar abridged MA process is available to biosimilar products in the EU. In the EU, a biosimilar is typically defined as a biological medicine similar to another already approved biological medicine. Developers of biosimilars are required to demonstrate by the best possible means that their biological medicine is highly similar to the reference medicine in physicochemical and biological terms, notwithstanding natural variability inherent to all biological medicines; and that any observed differences are duly justified with regard to their potential impact on safety and efficacy.
Our products approved under BLAs in the U.S., Marketing Authorization Applications (MAAs) in the EU, or comparable regulatory approval applications in other countries, as well as our product candidates that may be approved in the future, could be reference products for biosimilar marketing applications. The FDA has been changing the requirements for demonstrating biosimilarity, which may make it easier for biosimilars referencing our product to be licensed. In the U.S., a follow-on biologic may be deemed interchangeable with, and automatically substitutable for, a reference product if its sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product in any given patient, and for a product that is administered more than once, that the risk of switching in terms of safety or diminished efficacy of alternating or switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. In the U.S., standards for interchangeability also are changing to make it easier for biosimilars to demonstrate interchangeability. Even though the BPCIA establishes a period of 12 years of data exclusivity for reference products, such data exclusivity only blocks licensure of biosimilars relying on the product as a reference product; it will not prevent the licensure of the same product for the same or different indications that does not seek to rely on reference product data. In the EU, a medicinal product containing a new active substance currently benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which biosimilar applications may be submitted and the reference product's data may be referenced but biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.
The approval of biosimilar products referencing any of our products could have a material adverse impact on sales of our products and on our business, financial condition, results of operations and growth prospects due to increased competition and pricing pressures.
Disruptions at the FDA, the EMA, other comparable regulatory authorities and other government agencies, including a reduction in some agencies' workforces and/or inadequate funding, could hinder the ability of such authorities and agencies to hire and retain key leadership and other personnel or otherwise prevent those authorities and agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
Government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including the recent shut down that began on October 1, 2025 and lasted until November 12, 2025. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Financial and Financing Risks
If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of December 31, 2025, we had cash, cash equivalents and investments totaling $2.1 billion and debt obligations of $600.0 million (undiscounted), which consisted of our 2027 Notes. In February 2026, we issued $850.0 million in aggregate principal amount of the 2034 Notes. The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027.

We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the 2027 Notes (if not converted) and the 2034 Notes.
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
•our future plans for strategic investments and/or acquisitions;
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
We have incurred in the past and may in the future incur substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
As of December 31, 2025, we had $600.0 million (undiscounted) principal amount of indebtedness, all of which was outstanding under the 2027 Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). The 2024 Credit Facility matures in August 2029. Additionally, in February 2026, we issued the 2034 Notes. As of December 31, 2025, no amounts were outstanding under the 2024 Credit Facility. Our indebtedness may:
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

In addition, the 2024 Credit Facility and the indenture governing our 2034 Notes contain, and any future indebtedness that we may incur (including the new senior secured credit facilities expected to be entered into in connection with the Amicus Acquisition) may contain, financial and/or other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2024 Credit Agreement or the indentures governing our Notes, the outstanding borrowings thereunder could become immediately due and payable, the 2024 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the 2024 Credit Agreement and the indentures governing the Notes, as applicable.
In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Our outstanding indebtedness consists of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027, and the 2034 Notes, which are required to be repaid in cash at maturity in February 2034. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. In addition, we also may borrow up to $600.0 million in revolving loans under the 2024 Credit Facility, which would be required to be repaid in cash at maturity in August 2029.
Manufacturing Risks
If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Prior to commercialization of our products, regulatory authorities must approve marketing applications that identify authorized manufacturing facilities operated by us or our contract manufacturers that are in compliance with cGMP requirements. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced regulatory inspections by the FDA, and other comparable EU and other national and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facilities in the U.S. are licensed for the manufacture of PALYNZIQ, ALDURAZYME, BRINEURA, NAGLAZYME, VIMIZIM, and VOXZOGO. Our manufacturing facility in Shanbally, Cork, Ireland is licensed for the manufacture of VIMIZIM and BRINEURA and packaging operations for VOXZOGO and PALYNZIQ. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidates at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins. Additionally, we have in the past experienced and may in the future experience strong demand that outpaces our projections and supply constraints. If our manufacturing capabilities are unable to meet demand, we may lose potential revenues with respect to our products or experience adverse impacts on our development programs.
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
•geopolitical instability resulting from war, terrorism and other violence; and
•conditions affecting the cost and availability of raw materials, including inflation.
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
If we were obligated or given the option to buy out Sanofi’s interest in ALDURAZYME and the BioMarin/Genzyme LLC, and thereby gain exclusive rights to ALDURAZYME, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Sanofi’s interest, we may lose any claim to the rights to ALDURAZYME and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing ALDURAZYME. If this happened, not only would our product revenues decrease, but our share price would also decline.
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
•geopolitical and economic instability;
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
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Japanese Yen, the Canadian Dollar, the Argentine Peso, the Colombian Peso, the Mexican Peso, the British Pound and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) have in the past and may in the future impact our revenues and expenses. If the USD were to weaken against another currency (as has been the case against the Euro in 2025), assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the U.S. and other similar laws in other countries in which we do business. We operate in a number of countries that are recognized to have a reputation for corruption and pose an increased risk of corrupt practices. We also regularly interact with government regulators in many countries, including those that are considered higher risk for corruption, in order to secure regulatory approval to manufacture and distribute our products. The anti-corruption and anti-bribery laws to which we are subject generally prohibit individuals, entities, and their intermediaries from directly or indirectly making, offering, providing, promising, or authorizing provision of improper payments to non-U.S. government officials or other persons for the purposes of influencing official decisions or obtaining or retaining business and/or other benefits. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered non-U.S. government officials for purposes of applicable anti-corruption laws.
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
The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the United States is subject to tariffs. Notwithstanding the U.S. Supreme Court's recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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
In addition, we have pursued, and may in the future pursue, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. Such proceedings are often protracted and expensive, and have an unpredictable outcomes, which can include the initiation of defensive proceedings against us in retaliation.
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
Competitors or other third parties have in the past and may in the future interfere with our patent process in a variety of ways. Competitors or other third parties may claim that they have an ownership interest in our patents, that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors or other third parties may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors or other third parties may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, any such party could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, follow-on manufacturers, including generic and biosimilar manufacturers, may use litigation and regulatory means to obtain approval for generic, biosimilar, or other follow-on versions of our products notwithstanding our filed patents or patent applications.
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
•strategic transactions, including acquisition of products, businesses, or other assets;
•generic competition from current and future competitors;
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
The fundamental change repurchase feature of the 2027 Notes and the change of control repurchase feature of the 2034 Notes may delay or prevent an otherwise beneficial attempt to take us over.
The terms of the 2027 Notes require us to offer to repurchase the 2027 Notes in the event of a fundamental change (as defined in the indenture governing the 2027 Notes) and the terms of the 2034 Notes require us to offer to repurchase the 2034 Notes in the event of a change of control (as defined in the indenture governing the 2034 Notes). This may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to our stockholders or investors in the Notes.
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
Our future growth and success will depend in large part on our continued ability to attract, retain, manage and motivate our employees, as well as our ability to integrate employees who join us as the result of an acquisition or business combination. The loss of the services of a significant portion of our workforce or any member of our senior management or the inability to hire or retain qualified personnel could adversely affect our ability to execute our business plan and harm our operating results.
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. Changes to our management team, organizational structure, and corporate strategy could cause retention and morale concerns among current employees, and may create operational risks.
The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Additionally, we cannot be sure that the compensation costs of doing so will not adversely affect our operating results, and we may not be able to hire and train employees quickly enough to meet our needs. We have in the past and may in the future announce reductions in our global workforce, which could lead to employee attrition beyond our intended reductions in force and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer, which could in turn make it more difficult for us to hire employees in the future. If we fail to retain employees and effectively manage our hiring needs, our efficiency, ability to meet forecasts, employee morale, productivity, and the success of our strategic plans could suffer, which may have an adverse effect on our business, financial condition, and operating results.
New tax laws or regulations that are enacted, or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers, may have a material adverse effect on our business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, legislation referred to as the One Big Beautiful Bill (OBBB) Act enacted in 2025, along with prior U.S. federal tax reform legislation, enacted many significant changes to the U.S. taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes under certain circumstances, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. For tax years beginning after December 31, 2024, the OBBB Act restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBB Act did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBB Act may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in subsequent legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
Moreover, changes in the tax laws of jurisdictions in which we conduct business could arise, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the EC. For example, the OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, is working on the implementation of proposals, commonly referred to as “BEPS 2.0”, which have made (and are expected to continue to make) important changes to the international tax system. These proposals include, among other measures, the imposition of a minimum effective tax rate of 15% on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of Pillar Two rules (with further provisions expected to be enacted in the future). The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions, which includes the U.S. Based on the applicable thresholds, we are within the scope of the Pillar Two rules, but do not currently expect such rules to have a material adverse impact on our effective tax rate. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows. We continue to monitor developments and are evaluating the potential impacts of the Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for the relevant safe harbor rules (including under the proposed “side-by-side” arrangement).
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
Under the provisions of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), changes in our ownership may limit the amount of pre-change net operating loss carryforwards (NOLs) that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs to offset its taxable income if one or more stockholders or groups of stockholders that each own at least five percent of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Thus, changes in our ownership may limit our ability to use our NOLs. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal, state or foreign purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs.
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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the U.S., state privacy laws and regulations impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, California enacted the California Consumer Privacy Act (CCPA), together with the California Privacy Rights Act (CPRA), requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on the retention of personal data, expands the types of data breaches subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, numerous

U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although some U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators across the world are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations (including clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
In the EU, new rules on liability of defective products were adopted and came into force in December 2024. These rules apply to products placed on the market or put into service as of December 9, 2026, and aims to make it easier for certain victims to claim damages for certain defective products, for example by alleviating their burden of proof.
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
As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties on whom we depend on to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or unauthorized activity such as malware, hacking, business email compromise, phishing and other social engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake), ransomware or other cyberattacks. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work poses increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, clinical trial functions, manufacturing partners, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. We have experienced and may continue to experience security incidents, although to our knowledge we have not experienced any material incident or interruption to date. If such a significant event were to occur, it could result in a material disruption of our development programs and commercial operations, including due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information. Further, these cybersecurity incidents can lead to the public disclosure of personal information (including sensitive personal information) of our employees, clinical trial patients and others and result in demands for ransom or other forms of blackmail. Such attacks, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists”, nation states and others. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. For example, the loss of clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security breach that results in the unauthorized access, use or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.
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
The occurrence of an earthquake, wildfire, or other catastrophic disaster could cause damage to our facilities and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for ALDURAZYME, NAGLAZYME, VOXZOGO and PALYNZIQ and is one of two manufacturing facilities for VIMIZIM. This facility is located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenues could be seriously impaired.

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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, tariffs and escalating trade tensions, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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
Governance
Our Board has ultimate oversight of cybersecurity risk, which it manages as part of its general risk oversight function. The Board satisfies its responsibility to oversee cybersecurity risk through full reports by the Chair of the Audit Committee regarding such committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of risks. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board and the Audit Committee receive periodic reports, summaries, and presentations from our senior management concerning our significant cybersecurity threats and risk and the processes the Company has implemented to address them.
We have an Executive Cybersecurity Committee (ECC), which is comprised of our Chief Financial Officer (CFO), Chief Digital and Information Officer, Chief Legal Officer and Chief Accounting Officer, with the goal of providing oversight of the Company’s cybersecurity program. The ECC is responsible for, among other things, evaluating and determining the materiality of cybersecurity incidents as well as reviewing and approving any public disclosures with respect to material cybersecurity incidents. Our cybersecurity incident response policy is designed for our cybersecurity operations team, which is led by our Chief Digital and Information Officer, who works in conjunction with the cross-functional incident response team, to escalate certain cybersecurity incidents to the ECC depending on the circumstances. The ECC also has the responsibility of reporting to the Board and/or the Audit Committee.
We maintain a Cybersecurity Risk Committee (CRC) that is comprised of management level representatives from key organizations and functions within the Company and led by our Chief Digital and Information Officer. The CRC is responsible for our enterprise-wide cybersecurity risk management framework established by certain members of our senior management, including the review and approval of significant strategies, policies, procedures, processes, controls, and systems designed to identify, assess, monitor, and report the major risk factors facing the Company. In addition, the CRC provides guidance to senior management on risk appetite and risk profile and approves the effectiveness of the Company’s enterprise-wide cybersecurity risk framework and such other duties as directed by the Board. The CRC also assists in the oversight of decisions that affect cybersecurity compliance with applicable laws, regulations, and corporate policies.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Chief Digital and Information Officer, who reports to the CEO. Our Chief Digital and Information Officer joined us in January 2026, and has more than 20 years of experience in information technology and artificial intelligence in the biopharmaceutical industry.
Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2025:

Location	Approximate Square Feet	Use	Lease Expiration Date
San Rafael facility, San Rafael, California	407,200	Corporate headquarters, laboratory and office	Owned property
Several facilities in Novato, California	292,300	Clinical and commercial manufacturing, laboratory and office	Owned property
Several leased facilities in Novato, California	149,500	Office and warehouse	2027
Shanbally facility, Cork, Ireland	260,700	Manufacturing, laboratory and office	Owned property
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Holders
As of February 19, 2026, there were 28 holders of record of 192,323,359 outstanding shares of our common stock.

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
* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends

	2020	2021	2022	2023	2024	2025
BioMarin Pharmaceutical Inc.	$100.00	$100.75	$118.02	$109.96	$74.96	$67.77
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq Biotechnology	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75
SPDR S&P Biotech ETF	$100.00	$79.55	$58.97	$63.45	$64.09	$87.10

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

Overview
We are a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation with eight commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we seek to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients. A summary of our commercial products, as of December 31, 2025, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia

Enzyme Therapies:
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)

KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)	Severe Hemophilia A
2025 Financial Highlights
Key components of our results of operations include the following:

	Twelve Months Ended December 31,
	2025	2024	2023
Total revenues	$3,221.3	$2,853.9	$2,419.2
Cost of sales	$717.4	$580.2	$532.1
Research and development (R&D)	$921.9	$747.2	$746.8
Selling, general and administrative (SG&A)	$1,153.0	$1,009.0	$892.4
Provision for income taxes	$133.6	$114.9	$20.9
Net income	$348.9	$426.9	$167.6
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
Business Developments
In 2025, we achieved $3.2 billion in total revenues, including a significant contribution from our ongoing expansion of VOXZOGO, and we continued to grow our commercial business and advance our product candidate pipeline. We believe that the combination of our internal research programs and partnerships and acquisitions of external assets will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. We periodically conduct strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. Based on such strategic portfolio assessments, certain programs that do not meet its threshold for further development and commercialization could be discontinued.
In December 2025, we entered into a definitive agreement to acquire Amicus Therapeutics, Inc. (Amicus), a publicly traded, global, biotechnology company for $14.50 per share in an all-cash transaction for a total consideration of approximately $4.8 billion. The pending acquisition is expected to strengthen our commercial portfolio by adding two new therapies for the treatment of Fabry disease and late-onset Pompe disease. The transaction is expected to close in the second quarter of 2026, subject to regulatory clearances, approval by the stockholders of Amicus and other customary closing conditions. We intend to finance the transaction through a combination of cash on hand and approximately $3.7 billion of non-convertible debt financing.
In December 2025, we entered into a debt financing commitment letter (the Commitment Letter) and related fee letter with certain lenders, pursuant to which the lenders have committed to provide us with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of a 364-day senior secured bridge loan facility (Bridge Facility) for the pending acquisition of Amicus. No amounts had been drawn or were outstanding under the Bridge Commitment as of December 31, 2025. In February 2026, we issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes due 2034 (the 2034 Notes), and the proceeds from the issuance were deposited into an escrow account that will be used to finance the pending acquisition of Amicus. In connection with the issuance of the 2034 Notes, the Bridge Commitment was reduced from approximately $3.7 billion to $2.8 billion. In place of the Bridge Facility, we also expect to enter into a senior secured term loan facility for approximately $2.8 billion in aggregate principal and a new $600.0 million senior secured revolving credit facility in 2026 that will be executed prior to or concurrently with the closing of the pending Amicus acquisition. See "Financial Condition, Liquidity and Capital Resources" below for additional information.
In October 2025, we announced our plan to pursue options to divest ROCTAVIAN, including exploring out-licensing opportunities. Subsequently in December 2025, we committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, we recorded approximately $240.0 million of restructuring charges in 2025 comprised of an inventory write-off, impairment of long-lived assets, severance and other costs. See Note 19 to our accompanying Consolidated Financial Statements for additional details.
In July 2025, we completed the acquisition of Inozyme Pharma, Inc. (Inozyme), a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics. The acquisition is intended to strengthen our enzyme therapies portfolio by adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701), for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. We accounted for this transaction as an asset acquisition since the lead asset, BMN 401, represents substantially all of the fair value of the gross assets acquired. See Note 20 to our accompanying Consolidated Financial Statements for additional information related to Inozyme acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
VOXZOGO	$926.9	$735.1	$469.9	$191.8	$265.2

Enzyme Therapies:
VIMIZIM	792.1	739.8	701.0	52.3	38.8
NAGLAZYME	485.4	479.6	420.3	5.8	59.3
PALYNZIQ	433.3	355.0	303.9	78.3	51.1
ALDURAZYME	208.5	183.9	131.2	24.6	52.7
BRINEURA	186.4	169.1	161.9	17.3	7.2

KUVAN	99.6	120.9	180.8	(21.3)	(59.9)
ROCTAVIAN	35.6	26.0	3.5	9.6	22.5
Total net product revenues	$3,167.8	$2,809.4	$2,372.5	$358.4	$436.9
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
The increase in Net Product Revenues in 2025 as compared to 2024 was primarily attributed to the following:
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions;
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.;
•VIMIZIM: higher sales volume due to timing of orders in countries that place large government orders, primarily from countries in the Middle East and Latin America;
•ALDURAZYME: higher sales volume due to timing of order fulfillment to Sanofi as we recognize ALDURAZYME revenues when the product is released and control is transferred to Sanofi; and
•BRINEURA: higher sales volume from new patients initiating therapy, primarily in the U.S. and Latin America.

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

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Sales denominated in USD	$1,604.2	$1,366.0	$1,137.8	$238.2	$228.2
Sales denominated in foreign currencies	1,563.6	1,443.4	1,234.7	120.2	208.7
Total net product revenues	$3,167.8	$2,809.4	$2,372.5	$358.4	$436.9

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Unfavorable impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$(40.7)	$(107.8)	$(100.0)	$67.1	$(7.8)
The unfavorable impact of foreign currency exchange rates on USD reported results in 2025 was primarily driven by weakening of the Argentine Peso, Brazilian Real and Mexican Peso, partially offset by strengthening of the Euro. The unfavorable impact of foreign currency exchange rates on USD reported results in 2024 was primarily driven by weakening of the Argentine Peso and the Japanese Yen.
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
Cost of Sales and Gross Margin
Cost of Sales includes raw materials, personnel, facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, amortization of technology transfer intangible assets and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products, idle plant costs and charges for inventory write downs.
The following table summarizes our Cost of Sales and gross margin:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Total revenues	$3,221.3	$2,853.9	$2,419.2	$367.4	$434.7
Cost of sales	$717.4	$580.2	$532.1	$137.2	$48.1
Gross margin	77.7%	79.7%	78.0%	(2.0)%	1.7%
Cost of Sales increased in 2025 compared to 2024 primarily due to $119.2 million write-off of ROCTAVIAN inventory as a result of our strategic decision in the fourth quarter of 2025 to voluntarily withdraw ROCTAVIAN from the market. Gross margin decreased in 2025 compared to 2024 primarily due to ROCTAVIAN inventory write-off, partially offset by increased sales volume of higher-margin products within our Enzyme Therapies portfolio.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, if any, and capitalize the costs incurred related to those activities if we determine that recoverability is probable and therefore future revenues are expected. If the related product candidate's marketing application is rejected by the applicable regulators and the likelihood of future revenues for a product candidate become uncertain, the related manufacturing costs are expensed as R&D expenses.
R&D expense consisted of the following:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Research and early pipeline	$383.7	$434.0	$393.1	$(50.3)	$40.9
Later-stage clinical programs	308.3	27.6	62.6	280.7	(35.0)
Marketed products	229.9	285.6	291.1	(55.7)	(5.5)
Total R&D expense	$921.9	$747.2	$746.8	$174.7	$0.4
R&D expense increased in 2025 compared to 2024 primarily due to higher spend on Later-stage clinical programs as a result of the $221.0 million In-Process Research and Development (IPR&D) charge following the Inozyme acquisition and continued progression of VOXZOGO for hypochondroplasia. These increases were partially offset by lower spend on Research and early pipeline due to discontinued programs and lower spend on Marketed products mainly related to ROCTAVIAN.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
SG&A expenses consisted of the following:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
S&M expense	$530.2	$476.7	$488.4	$53.5	$(11.7)
G&A expense	622.8	532.3	404.0	90.5	128.3
Total SG&A expense	$1,153.0	$1,009.0	$892.4	$144.0	$116.6
S&M expenses by product were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Enzyme Therapies	$247.1	$219.0	$225.3	$28.1	$(6.3)
VOXZOGO	184.2	134.1	108.9	50.1	25.2
ROCTAVIAN	30.7	76.7	104.5	(46.0)	(27.8)
Other	68.2	46.9	49.7	21.3	(2.8)
Total S&M expense	$530.2	$476.7	$488.4	$53.5	$(11.7)
The increase in S&M expense for 2025 compared to 2024 was primarily due to increased spending related to global expansion of VOXZOGO for achondroplasia and pre-launch activities on VOXZOGO for hypochondroplasia, and higher spend on demand generating activities for Enzyme Therapies. These increases in S&M spend were partially offset by reduced activities related to ROCTAVIAN as we focused on our commercial efforts in the U.S., Germany and Italy in 2025.
The increase in G&A expense for 2025 compared to 2024 was primarily due to $118.5 million of restructuring charges related to impairment of long-lived assets as a result of our strategic decision in the fourth quarter of 2025 to voluntarily withdraw ROCTAVIAN from the market, and partially due to incremental administrative costs related to ongoing support of business initiatives during the year. These increases were partially offset by bad debt expense recorded in the fourth quarter of 2024 that did not recur in 2025.
Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Amortization of intangible assets	$19.4	$43.3	$62.2	$(23.9)	$(18.9)

Gain on sale of nonfinancial assets	$—	$10.0	$—	$(10.0)	$10.0
Amortization of intangible assets: the decrease in amortization expense for 2025 as compared to 2024 was due to the increase in the estimated useful life of an intangible asset as a result of the extension of a patent during the second half of 2024 and an intangible asset becoming fully amortized during the fourth quarter of 2024.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest income	$74.9	$74.9	$58.3	$—	$16.6
Interest Income during 2025 compared to 2024 was relatively flat. We expect Interest Income to decrease over the next 12 months due to lower cash and investment balances as the pending Amicus acquisition will be financed through a combination of cash on hand and non-convertible debt financing.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest Expense for the periods presented was as follows:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest expense	$10.9	$12.7	$17.3	$(1.8)	$(4.6)
Interest Expense decreased in 2025 as compared to 2024 primarily due to settlement of 2024 Notes that matured in August 2024. We expect Interest Expense to increase over the next 12 months due to financing related to the pending Amicus acquisition, including the 2034 Notes issued on February 12, 2026. See Note 20 to our accompanying Consolidated Financial Statements for additional information regarding financing related to the pending acquisition of Amicus.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Other income (expense), net	$9.0	$(4.7)	$(38.2)	$13.7	$33.5
The increase in Other Income (Expense), Net, in 2025 compared to 2024 was primarily due to proceeds from insurance related to damaged goods.
Provision for Income Taxes
Provision for Income Taxes for the periods presented was as follows:

	Twelve Months Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Provision for income taxes	$133.6	$114.9	$20.9	$18.7	$94.0

Our Provision for Income Taxes in 2025 and 2024 consisted of state, federal and foreign current tax expense which was offset by foreign tax credits, and deferred tax benefits from federal orphan drug credits and federal R&D credits. In July 2025, the One Big Beautiful Bill (OBBB Act) was signed into law in the U.S. This legislation includes a broad range of U.S. tax reforms provisions which become effective through 2027. Those effective in 2025 are reflected in our 2025 results. The Provision for Income Taxes in 2025 increased compared to 2024, primarily due to non-deductible acquired IPR&D related to the Inozyme acquisition, tax expense related to the expiration of unexercised options, partially offset by reduction in tax expense as a result of the OBBB Act.
Certain countries in which we have operations, including Ireland, have adopted Pillar Two framework, recently released from the Organisation for Economic Co-operation and Development (OECD), including a minimum tax rate of 15%. The U.S. has not enacted legislation to adopt the Pillar Two framework. The adoption of the Pillar Two framework did not have a material impact

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
on our effective tax rate and we plan to continue evaluating additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Results of Operations 2024 Compared to 2023
For a discussion of our results of operations pertaining to 2024 as compared to 2023 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the Securities and Exchange Commission (SEC) on February 24, 2025).

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, and investments as of December 31, 2025 and 2024 were as follows:

	2025	2024	2025 vs. 2024
Cash and cash equivalents	$1,311.7	$942.8	$368.9
Short-term investments	248.9	194.9	54.0
Long-term investments	492.2	521.2	(29.0)
Total cash, cash equivalents and investments	$2,052.8	$1,658.9	$393.9
We believe cash generated from sales of our commercial products, in addition to our cash, cash equivalents and short-term investments, including proceeds from the 2034 Notes and external financings, will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our agreement to acquire Amicus in an all-cash transaction. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and long-term investment balances. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our outstanding indebtedness, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our convertible debt in cash. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
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
Our cash flows for each of the years ended December 31, 2025 and 2024 were as follows:

	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$828.0	$572.8	$255.2
Net cash provided by (used in) investing activities	$(414.2)	$136.5	$(550.7)
Net cash used in financing activities	$(42.4)	$(526.4)	$484.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
The increase in net cash provided by operating activities in 2025 compared to 2024 was attributed to increase in net income adjusted for non-cash items mainly related to inventory write-off and asset impairments for ROCTAVIAN and IPR&D charges from Inozyme acquisition, and partially due to the timing of payments to vendors and cash receipts from our customers.
The increase in net cash used in investing activities in 2025 compared to 2024 was primarily attributable to $285.2 million net cash paid for the acquisition of Inozyme, lower net maturities of available-for-sale securities, and higher purchases of property, plant and equipment.
The decrease in net cash used in financing activities in 2025 compared to 2024 was primarily due to $495.0 million settlement of the 2024 Notes that matured in August 2024. The decrease was also attributable to lower proceeds from exercises of equity awards in 2025.
Financing and Credit Facilities
In December 2025, in connection with the pending acquisition of Amicus, we entered into the Commitment Letter and related fee letter with certain lenders, pursuant to which the lenders have committed to the Bridge Commitment, to provide us with debt financing in an aggregate principal amount of up to approximately $3.7 billion in the form of the 364-day senior secured Bridge Facility, subject to customary conditions and entry into definitive financing and ancillary documentation as set forth therein. No amounts had been drawn or were outstanding under the Bridge Commitment as of December 31, 2025.
In February 2026, we issued $850.0 million in aggregate principal amount of the 2034 Notes, and the proceeds from the issuance were deposited into an escrow account that will be used to finance the pending acquisition of Amicus. In connection with the issuance of the 2034 Notes, the Bridge Commitment was reduced from approximately $3.7 billion to $2.8 billion. In the event that the acquisition is not completed on or prior to December 19, 2026, or upon the occurrence of certain other events, we will be required to redeem all of the 2034 Notes at par and pay any accrued and unpaid interest. In place of the Bridge Facility, we also expect to enter into a senior secured term loan facility for approximately $2.8 billion in aggregate principal and a new $600.0 million senior secured revolving credit facility in 2026 (the New Revolving Facility) that will be executed prior to or concurrently with the closing of the pending Amicus acquisition. Upon entry into the senior secured term loan facility, the remaining Bridge Commitment will be reduced to zero. Under the New Revolving Facility, we may also borrow up to $150 million to pay fees and expenses related to the pending acquisition of Amicus.
Our $600.0 million (undiscounted) of total convertible debt as of December 31, 2025 consisting of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes), will impact our liquidity due to semi-annual cash interest payments and repayment of the principal amount in cash at maturity in May 2027 if not converted.
Our $600.0 million unsecured revolving credit facility (Revolving Facility) as of December 31, 2025 is intended to finance ongoing working capital needs and other general corporate initiatives. The Revolving Facility matures in August 2029 and contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. As of December 31, 2025 there were no amounts outstanding under the Revolving Facility and we were in compliance with all covenants. The New Revolving Facility is expected to replace the existing Revolving Facility.
See Note 10 to our accompanying Consolidated Financial Statements for additional discussion on our convertible debt and credit facility.
Material Cash Requirements
Purchase and Lease Obligations
As of December 31, 2025, we had purchase obligations of approximately $590.8 million, of which $354.1 million is expected to be paid in 2026. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services.
As of December 31, 2025, we had lease payment obligations of $57.3 million, of which $10.3 million is payable in 2026. See Note 9 to our accompanying Consolidated Financial Statements for details on our lease liabilities.
Unrecognized Tax Benefits
As of December 31, 2025, our liability for unrecognized tax benefits was $380.9 million. Due to their nature, we cannot reasonably estimate the timing of future payments. See Note 15 to our accompanying Consolidated Financial Statements for a full discussion on our income taxes.

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
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2025	$195.0	$487.8	$(436.7)	$246.1
Year ended December 31, 2024	$152.1	$435.1	$(392.2)	$195.0
Year ended December 31, 2023	$115.0	$370.7	$(333.6)	$152.1
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
Valuation of assets and liabilities in connection with acquisitions
We have acquired and continue to acquire intangible assets in connection with business combinations and asset acquisitions. These intangible assets consists primarily of IPR&D for product candidates. Discounted cash flow models are typically used to determine the fair value of acquired intangible assets for the purposes of allocating consideration paid to the net assets in an acquisition. These models require us to make certain judgments, which include:
•developing appropriate probability of success rates for unapproved product candidates considering their stages of development;
•estimating time and resources needed to complete the development and approval of the product;
•projecting time to approval;
•risks related to the viability of potential alternative treatments in future target markets;
•revenue projections;
•and discount rate.
The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in an acquisition, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets, including acquired IPR&D, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Depending on the facts and circumstances, we may deem it necessary to engage an independent valuation expert to assist in valuing significant assets and liabilities. The fair values of identifiable intangible assets are primarily determined using the income method.
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
During 2025, approximately 49% of our net product sales were denominated in foreign currencies and 19% of our operating expenses, excluding Cost of Sales, were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we enter into foreign currency exchange forward contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2025, we had open forward contracts with net notional amounts of $1.5 billion. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates as of December 31, 2025 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $152.9 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures as of December 31, 2025, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $39.6 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
As of December 31, 2025, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, based on our investment portfolio and interest rates for the period ending December 31, 2025, we believe a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $8.6 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Income unless the investments are sold or we determine that the declines in the investment’s fair values below the cost basis are a result of a credit loss, which, if any, are reported in Other Expense, Net in the current period through an allowance for credit losses.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments as of December 31, 2025 (in millions of U.S. Dollars):

	Expected Maturity
	2026	2027	2028	2029	2030	Total
Available-for-sale debt securities	$248.9	$257.2	$171.4	$47.5	$12.3	$741.2

Average interest rate	3.8%	3.8%	3.8%	3.8%	3.9%	3.8%
We have outstanding $600.0 million (undiscounted) of the 2027 Notes. The interest rate on the 2027 Notes is fixed and therefore does not expose us to risk related to rising interest rates. As of December 31, 2025, the fair value of our convertible debt was $576.3 million.
In February 2026, we issued $850.0 million aggregate principal amount of 5.5% senior unsecured notes due in 2034 (the 2034 Notes). The interest rate on the 2034 Notes is fixed and therefore does not expose us to risk related to rising interest rates. See Note 21 to our accompanying Consolidated Financial Statements for additional details.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2025. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).
Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2025 was effective at the reasonable assurance level.
Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The report of KPMG LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results.
In January 2025, we began deploying a new global enterprise resource planning (ERP) system at certain subsidiaries, replacing existing operating and financial systems. The new ERP implementation is scheduled to occur in phases through 2026, with post-implementation activities following thereafter. In January 2026, the final phase of deployment was completed. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We have updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. As the implementation and post-implementation activities take place, we will continue to have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Voluntary Withdrawal of ROCTAVIAN from Market
On December 17, 2025, we committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, we recorded approximately $240.0 million of restructuring charges in 2025 comprised of an inventory write-off, impairment of long-lived assets, severance and other costs. See Note 19 to our accompanying Consolidated Financial Statements for additional details.
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
The remaining information required by this Item is incorporated into this section by reference to the information contained in the proxy statement for our 2026 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item is incorporated into this section by reference to the information contained in the proxy statement for our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this section by reference to the information contained in the proxy statement for our 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this section by reference to the information contained in the proxy statement for our 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated into this section by reference to the information contained in the proxy statement for our 2026 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	81
Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, San Francisco, CA, Auditor Firm ID: 185)	87
Consolidated Financial Statements as of December 31, 2025 and 2024, and for the three years ended December 31, 2025:
Consolidated Statements of Income	89
Consolidated Statements of Comprehensive Income	90
Consolidated Balance Sheets	91
Consolidated Statements of Stockholders’ Equity	92
Consolidated Statements of Cash Flows	93
Notes to Consolidated Financial Statements	94

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 16, 2025, by and among Inozyme Pharma, Inc., BioMarin Pharmaceutical Inc., and Incline Merger Sub, Inc., previously filed with the SEC on May 16, 2025 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2
Agreement and Plan of Merger, dated as of December 19, 2025, by and among Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., and Lynx Merger Sub 1, Inc., previously filed with the SEC on December 19, 2025 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1
Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 12, 2017 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

3.2*	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc.
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

4.4
Indenture, dated as of February 12, 2026, between BioMarin Pharmaceutical Inc. and U.S. Bank Trust Company, National Association, as trustee, including the Form of Global Note representing BioMarin Pharmaceutical, Inc.’s 5.500% Senior Notes due 2034 as Exhibit A thereto, previously filed with the SEC on February 12, 2026, as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.7
Operating Agreement with Genzyme Corporation, previously filed with the SEC on July 6, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-77701), which is incorporated herein by reference.

10.8
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

10.11†
Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan. (as Amended and Restated 2010), previously filed with the SEC on August 2, 2012 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.12†
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

10.14†
BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as amended on August 1, 2025, previously filed with the SEC on August 5, 2025 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No.000-26727), which is incorporated herein by reference.

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

10.18†*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation.
10.19†
First Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted June 4, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.20†
Second amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted on October 5, 2021, previously filed with the SEC on February 25, 2022 as Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.21†
Third Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted October 4, 2022, previously filed with the SEC on October 28, 2022 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.22†
Form of Agreement Regarding Non-Employee Director Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on February 27, 2023 as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.23†
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

10.25†
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

10.27
Form of Tender and Support Agreement, previously filed with the SEC on May 16, 2025 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

19.1
BioMarin Pharmaceutical Inc. Insider Trading Policy, previously filed with the SEC on February 24, 2025 as Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 26, 2026	By:	/S/ BRIAN R. MUELLER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEXANDER HARDY	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2026
Alexander Hardy

/S/ BRIAN R. MUELLER	Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Brian R. Mueller

/S/ RASHMI RAMCHANDANI	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Rashmi Ramchandani

/S/ RICHARD A. MEIER	Chair of the Board of Directors	February 26, 2026
Richard A. Meier

/S/ ELIZABETH MCKEE ANDERSON	Director	February 26, 2026
Elizabeth McKee Anderson

/S/ BARBARA BODEM	Director	February 26, 2026
Barbara Bodem

/S/ IAN T. CLARK	Director	February 26, 2026
Ian T. Clark

/S/ ATHENA COUNTOURIOTIS, M.D.	Director	February 26, 2026
Athena Countouriotis, M.D.

/S/ WILLARD H. DERE, M.D.	Director	February 26, 2026
Willard H. Dere, M.D.

/S/ MARK ENYEDY	Director	February 26, 2026
Mark Enyedy

/S/ MAYKIN HO	Director	February 26, 2026
Maykin Ho

/S/ ROBERT J. HOMBACH	Director	February 26, 2026
Robert J. Hombach

/S/ TIMOTHY P. WALBERT	Director	February 26, 2026
Timothy P. Walbert

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of variable consideration relating to ALDURAZYME product sales
As described in Notes 1 and 12 to the consolidated financial statements, during the year ended December 31, 2025, the Company recognized $208.5 million in ALDURAZYME net product revenue. Under this arrangement with Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net ALDURAZYME sales by Sanofi, depending on Sanofi's sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Sanofi's sales of ALDURAZYME. The Company recognizes this revenue upon satisfying the product performance obligation, which is when the product is shipped to Sanofi and all required quality control certificates are complete.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process for recognizing ALDURAZYME net product revenue. This included controls over forecasting Sanofi's sales volume and average price per vial used to estimate variable consideration. We evaluated the Company's ability to estimate the variable consideration by comparing historical estimates of sales volume and price per vial to actual current-period sales volume and price per vial of product sold by Sanofi. We also compared the Company's forecasts of future Sanofi sales volume and average price per vial to Sanofi's historical sales volume and price per vial.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
San Francisco, California
February 26, 2026

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2025, 2024 and 2023
(In thousands of U.S. Dollars, except per share amounts)

	2025	2024	2023
REVENUES:
Net product revenues	$3,167,759	$2,809,445	$2,372,538
Royalty and other revenues	53,494	44,470	46,688
Total revenues	3,221,253	2,853,915	2,419,226
OPERATING EXPENSES:
Cost of sales	717,442	580,235	532,062
Research and development	921,930	747,184	746,773
Selling, general and administrative	1,153,017	1,009,025	892,406
Intangible asset amortization	19,386	43,257	62,211
Gain on sale of nonfinancial assets	—	(10,000)	—
Total operating expenses	2,811,775	2,369,701	2,233,452
INCOME FROM OPERATIONS	409,478	484,214	185,774

Interest income	74,904	74,883	58,339
Interest expense	(10,899)	(12,666)	(17,335)
Other income (expense), net	8,997	(4,668)	(38,215)
INCOME BEFORE INCOME TAXES	482,480	541,763	188,563
Provision for income taxes	133,579	114,904	20,918
NET INCOME	$348,901	$426,859	$167,645
EARNINGS PER SHARE, BASIC	$1.82	$2.25	$0.89
EARNINGS PER SHARE, DILUTED	$1.80	$2.21	$0.87
Weighted average common shares outstanding, basic	191,787	190,027	187,834
Weighted average common shares outstanding, diluted	197,394	196,708	191,595
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(In thousands of U.S. Dollars)

	2025	2024	2023
NET INCOME	$348,901	$426,859	$167,645
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(587), $(289) and $(3,922), respectively	1,942	959	12,963
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented	(92,542)	104,354	(37,720)
Less: reclassifications to net income, net of tax impact of $0 for all periods presented	(15,474)	14,872	164
Net change in unrealized holding gain (loss), net of tax	(77,068)	89,482	(37,884)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(75,126)	90,441	(24,921)
COMPREHENSIVE INCOME	$273,775	$517,300	$142,724
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,311,679	$942,842
Short-term investments	248,930	194,864
Accounts receivable, net	908,214	660,535
Inventory	1,298,883	1,232,653
Other current assets	185,784	201,533
Total current assets	3,953,490	3,232,427
Noncurrent assets:
Long-term investments	492,242	521,238
Property, plant and equipment, net	952,508	1,043,041
Intangible assets, net	213,837	255,278
Goodwill	196,199	196,199
Deferred tax assets	1,508,697	1,489,366
Other assets	277,049	251,391
Total assets	$7,594,022	$6,988,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$759,031	$606,988
Total current liabilities	759,031	606,988
Noncurrent liabilities:
Long-term convertible debt, net	597,176	595,138
Other long-term liabilities	150,816	128,824
Total liabilities	1,507,023	1,330,950
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 192,300,101 and 190,761,349 shares issued and outstanding, respectively	192	191
Additional paid-in capital	5,956,582	5,802,068
Company common stock held by the Nonqualified Deferred Compensation Plan	(10,508)	(11,227)
Accumulated other comprehensive income (loss)	(13,473)	61,653
Retained earnings (accumulated deficit)	154,206	(194,695)
Total stockholders’ equity	6,086,999	5,657,990
Total liabilities and stockholders’ equity	$7,594,022	$6,988,940
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(In thousands of U.S. Dollars and share amounts in thousands)

	2025	2024	2023

Shares of Common Stock, beginning balances	190,761	188,598	186,251
Issuances under equity incentive plans	1,539	2,163	2,347
Shares of Common Stock, ending balances	192,300	190,761	188,598

Total stockholders' equity, beginning balances	$5,657,990	$4,951,549	$4,603,156
Common stock:
Beginning balances	191	189	186
Issuances under equity incentive plans, net of tax	1	2	3
Ending balances	192	191	189
Additional paid-in capital:
Beginning balances	5,802,068	5,611,562	5,404,895
Issuances under equity incentive plans, net of tax	(41,555)	(28,354)	(7,162)
Stock-based compensation	196,788	217,493	212,828
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(719)	1,367	1,001
Ending balances	5,956,582	5,802,068	5,611,562
Company common stock held by the NQDC:
Beginning balances	(11,227)	(9,860)	(8,859)
Change in Common stock held by the NQDC	719	(1,367)	(1,001)
Ending balances	(10,508)	(11,227)	(9,860)
Accumulated other comprehensive income (loss):
Beginning balances	61,653	(28,788)	(3,867)
Other comprehensive income (loss)	(75,126)	90,441	(24,921)
Ending balances	(13,473)	61,653	(28,788)
Retained earnings (accumulated deficit)
Beginning balances	(194,695)	(621,554)	(789,199)
Net income	348,901	426,859	167,645
Ending balances	154,206	(194,695)	(621,554)
Total stockholders' equity, ending balances	$6,086,999	$5,657,990	$4,951,549

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(In thousands of U.S. dollars)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,901	$426,859	$167,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,557	96,426	104,386
Non-cash interest expense	2,622	3,359	4,188
Accretion of discount on investments	(4,801)	(8,345)	(9,228)
Stock-based compensation	181,409	201,571	207,099
Gain on sale of nonfinancial assets	—	(10,000)	—
Impairment of assets	125,012	19,889	38,608
ROCTAVIAN inventory write-off	119,208	—	—
Deferred income taxes	48,738	56,096	(44,981)
Unrealized foreign exchange gain	4,459	(16,753)	28,446
Acquired in-process research & development expense	220,963	—	—
Other	(4,414)	20,135	(365)
Changes in operating assets and liabilities:
Accounts receivable, net	(228,054)	(57,909)	(190,435)
Inventory	(116,929)	(63,530)	(157,058)
Other current assets	8,891	(3,778)	(50,335)
Other assets	(38,573)	(73,700)	(31,149)
Accounts payable and accrued liabilities	66,136	(32,240)	68,853
Other long-term liabilities	14,869	14,761	23,585
Net cash provided by operating activities	827,994	572,841	159,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(103,038)	(85,424)	(96,691)
Maturities and sales of investments	337,801	633,018	864,863
Purchases of investments	(355,875)	(410,250)	(868,496)
Proceeds from sale of nonfinancial assets	—	10,000	—
Purchase of intangible assets	(7,937)	(11,994)	(10,920)
Acquisition, net of cash acquired	(285,193)	—	—
Other	—	1,141	—
Net cash provided by (used in) investing activities	(414,242)	136,491	(111,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	14,460	49,277	69,353
Taxes paid related to net share settlement of equity awards	(55,965)	(77,560)	(76,319)
Repayments of convertible debt	—	(494,987)	—
Other	(889)	(3,177)	(11,761)
Net cash used in financing activities	(42,394)	(526,447)	(18,727)
Effect of exchange rate changes on cash	(2,521)	4,830	1,308
NET INCREASE IN CASH AND CASH EQUIVALENTS	368,837	187,715	30,596
Cash and cash equivalents:
Beginning of period	$942,842	$755,127	$724,531
End of period	$1,311,679	$942,842	$755,127
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$7,245	$10,361	$10,303
Cash paid for income taxes	$96,205	$57,269	$73,312
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities related to fixed assets	$3,780	$3,751	$10,280
Accounts payable and accrued liabilities related to intangible assets	$1,247	$6,327	$8,000
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
Basis of Presentation
These Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Annual Reports on Form 10-K and include the accounts of BioMarin and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there were no other events or transactions that occurred subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K except for the transactions disclosed in Note 21 to these Consolidated Financial Statements.
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
All marketable securities are classified as available-for-sale. Available-for-sale debt securities are measured and recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in Other income (expense), net in the current period through an allowance for credit losses. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if so, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.
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
Inventory
The Company values inventory at the lower of cost and net realizable value. The Company determines the cost of inventory using the standard-cost and average-cost methods, which approximates cost based on the first-in, first out (FIFO) method. The Company analyzes its inventory levels quarterly for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as Cost of Sales in the Consolidated Statements of Income.
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
Intangible assets with finite useful lives primarily consist of acquired intellectual property and royalty rights, regulatory approval and first commercial sales milestone payments as well as costs associated with technology transfer to qualify third-party manufacturing facilities for commercial production. Intangible assets are recorded at cost, net of accumulated amortization, and amortized over their estimated useful lives on a straight-line basis. Amortization expense is recorded in Intangible Asset Amortization on the Company's Consolidated Statements of Income, except for amortization expense related to the technology transfer, which is recorded in Cost of Sales.
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
Long-Lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment, lease ROU assets and finite-lived intangible assets, which includes costs associated with technology transfer to qualify manufacturing facilities for commercial production. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Income. Impairment charges for finite-lived intangible assets associated with technology transfer costs that are not material are recorded to Cost of Sales in the Consolidated Statements of Income. Impairment charges related to all other finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization in the Consolidated Statements of Income.
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
The following table presents the Company's capitalized software costs for the periods presented:

	December 31,
Capitalized Software Classification	2025	2024
Assets:
Other current assets	$9.1	$6.4
Other assets	97.0	65.7
Total Capitalized Software	$106.1	$72.1
Amortization expense related to capitalized software was $7.4 million for the year ended December 31, 2025 and was not material for the years ended December 31, 2024 and 2023.

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
Research and Development
R&D costs are generally expensed as incurred. These expenses include contract R&D services provided by third parties, preclinical and clinical studies, raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, facilities and regulatory costs and R&D-related personnel costs including salaries, benefits and stock-based compensation. Upfront and milestone payments made to third parties in connection with licensed intellectual property, which does not have an alternative future use or does not reach technological feasibility, are expensed as incurred up to the point of regulatory

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
approval. Advance payments for goods or services for use in research and development (R&D) activities are capitalized and recorded in other current assets, and then expensed as the related goods are delivered or the services are performed.
Advertising Expenses
The costs of advertising are presented in SG&A in the Consolidated Statements of Income and are expensed as incurred. Advertising expenses were $50.5 million, $34.5 million and $27.8 million in 2025, 2024 and 2023, respectively.
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
Foreign Currency
For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets and liabilities. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction losses resulting from remeasurement recognized in Other Expense, Net in the Consolidated Statements of Income totaled $6.1 million, $8.6 million and $27.7 million in 2025, 2024 and 2023, respectively.
Derivatives and Hedging Activities
The Company uses foreign currency exchange forward contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the USD, primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the change in value of forecasted foreign currency cash flows resulting from gross product revenues, operating expenses and monetary asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The Company accounts for its derivative instruments as either assets or liabilities on its Consolidated Balance Sheets and measures them at fair value, which is estimated using current exchange and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in AOCI and amounts deferred in AOCI are reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net, in the Consolidated Statements of Income.
Acquisitions
Acquisitions of businesses are accounted for using the acquisition method of accounting. The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and acquired IPR&D assets. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. Acquired IPR&D assets with no alternative future use under the acquisition method of accounting are charged to R&D in the Consolidated Statements of Income.
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
See Notes 7, 8, and 10 to these Consolidated Financial Statements for further information on the nature of these financial instruments.
Recent Accounting Pronouncements
New Accounting Pronouncements Issued and Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes Topic 740, Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this ASU in December 2025 on a prospective basis and it did not have a material impact on the Company’s Consolidated Financial Statements. See Note 15 - Income Taxes to these Consolidated Financial Statements for further information.
New Accounting Pronouncements Issued and Not Yet Adopted
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
Internal-use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software Topic 350-40: Accounting for and Disclosure of Software Costs. The guidance clarifies the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold to be applied to begin capitalizing. The guidance also specifies that disclosure under Accounting Standards Codification Topic 360-10, Property, Plant, and Equipment - Overall,

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
apply to capitalized software costs. The Company may apply the guidance using a prospective, retrospective or modified transition approach. The effective date for the update is for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of the update on the Company's Consolidated Financial Statements and related disclosures.
Accounting pronouncements not listed above were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements.
(2) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$415,760	$—	$—	$415,760	$415,760	$—	$—

Level 2:
Money market instruments	895,919	—	—	895,919	895,919	—	—
Corporate debt securities	472,572	3,286	(3)	475,855	—	189,566	286,289
U.S. government agency securities	206,018	1,197	(1)	207,214	—	59,115	148,099
Asset-backed securities	57,687	420	(4)	58,103	—	249	57,854
Subtotal	1,632,196	4,903	(8)	1,637,091	895,919	248,930	492,242
Total	$2,047,956	$4,903	$(8)	$2,052,851	$1,311,679	$248,930	$492,242

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$329,619	$—	$—	$329,619	$329,619	$—	$—

Level 2:
Money market instruments	613,223	—	—	613,223	613,223	—	—
Corporate debt securities	503,202	2,410	(390)	505,222	—	168,104	337,118
U.S. government agency securities	72,027	359	(33)	72,353	—	896	71,457
Asset-backed securities	138,508	363	(344)	138,527	—	25,864	112,663
Subtotal	1,326,960	3,132	(767)	1,329,325	613,223	194,864	521,238
Total	$1,656,579	$3,132	$(767)	$1,658,944	$942,842	$194,864	$521,238
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
As of December 31, 2025, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
See Note 1 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(3) INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	December 31,
	2025	2024
Finite-lived intangible assets	$723,966	$721,110
Accumulated amortization	(510,129)	(465,832)
Net carrying value	$213,837	$255,278
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2025:

	Net Balance	Average Remaining Life
Acquired intellectual property	$127,163	7.4 years
Technology transfer	83,397	6.0 years(1)
License payments	3,277	4.9 years
Total	$213,837
(1)Certain technology transfer assets have not yet been placed into service. The average remaining life presented is only for those placed into service.

As of December 31, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets that have been placed into service, was as follows:

Fiscal Year	Amount
2026	$30,281
2027	30,281
2028	28,709
2029	27,470
2030	27,332
Thereafter	55,538
$199,611

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31,
	2025	2024
Building and improvements	$910,710	$892,484
Manufacturing and laboratory equipment	574,576	542,856
Computer hardware and software	202,588	204,768
Land	90,781	90,781
Leasehold improvements	44,035	44,368
Furniture and equipment	41,647	41,871
Land improvements	27,565	27,433
Construction-in-progress	134,911	90,271
	2,026,813	1,934,832
Accumulated depreciation	(1,074,305)	(891,791)
Total property, plant and equipment, net	$952,508	$1,043,041
Depreciation expense, net of amounts capitalized into inventory, was $48.5 million, $46.6 million and $40.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(5) INVENTORY
Inventory consisted of the following:

	December 31,
	2025	2024
Raw materials	$106,510	$154,341
Work-in-process	801,061	550,678
Finished goods	391,312	527,634
Total inventory	$1,298,883	$1,232,653

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2025	2024
Accounts payable and accrued operating expenses	$312,768	$235,403
Accrued compensation expense	219,422	202,513
Accrued rebates payable	166,925	120,835
Foreign currency exchange forward contracts	31,007	13,056
Lease liability	8,685	7,574
Accrued royalties payable	7,968	7,923
Accrued income taxes	3,667	12,567
Other	8,589	7,117
Total accounts payable and accrued liabilities	$759,031	$606,988
Significant Revenue Rebates and Reserves for Cash Discounts
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2025:
Accrued rebates	$120,835	312,122	(266,032)	$166,925
Reserve for cash discounts	$2,644	24,822	(24,266)	$3,200

Year ended December 31, 2024:
Accrued rebates	$96,179	230,801	(206,145)	$120,835
Reserve for cash discounts	$5,390	18,771	(21,517)	$2,644

Year ended December 31, 2023:
Accrued rebates	$72,654	196,864	(173,339)	$96,179
Reserve for cash discounts	$3,639	21,081	(19,330)	$5,390
(7) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 to these Consolidated Financial Statements.
Other than the Company’s fixed-rate convertible debt disclosed in Note 10 to these Consolidated Financial Statements, there were no financial assets or liabilities that were remeasured using Level 1 inputs as of December 31, 2025 and 2024. Refer to Notes 2 and 8 to these Consolidated Financial Statements for other financial assets and liabilities measured at fair value. The

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Company had no financial assets or liabilities that are remeasured on a recurring basis using Level 3 inputs as of December 31, 2025 and 2024.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following, except for derivatives, which are discussed in Note 8 – Derivative Instruments and Hedging Strategies:

	December 31,
	2025	2024
Assets:
Other current assets:
NQDC Plan assets	$3,765	$2,928
Other assets:
NQDC Plan assets	41,689	34,978
Restricted investments (1)	375	514
Total other assets	42,064	35,492
Total assets	$45,829	$38,420
Liabilities:
Current liabilities:
NQDC Plan liability	$3,765	$2,928
Other long-term liabilities:
NQDC Plan liability	41,689	34,978
Total liabilities	$45,454	$37,906

(1)The restricted investments as of December 31, 2025 and 2024 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the periods presented.
(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company's forward contracts designated as hedging instruments have maturities up to two years. The Company's forward contracts that are considered to be economic hedges that are not designated as hedging instruments have maturities up to three months.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

	December 31,
Forward Contracts	2025	2024
Derivatives designated as hedging instruments:
Sell	$1,573,184	$1,371,816
Purchase	$385,499	$289,967

Derivatives not designated as hedging instruments:
Sell	$356,285	$344,101
Purchase	$36,798	$63,617

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

	December 31,
Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$17,585	$60,192
Other assets	5,591	14,514
Subtotal	$23,176	$74,706

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$30,134	$12,381
Other long-term liabilities	9,905	2,536
Subtotal	$40,039	$14,917

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$2,479	$4,934

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$873	$675

Total Derivatives Assets	$25,655	$79,640
Total Derivatives Liabilities	$40,912	$15,592
(1)    Refer to Note 1 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Consolidated Statements of Income for the periods presented.

	Years Ended December 31,
	2025	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(20,611)	$14,708	$(186)
Operating expenses	$5,137	$164	$350

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings
Operating expenses	$(32,536)	$33,966	$(8,808)
As of December 31, 2025, the Company expects to reclassify unrealized losses of $12.9 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 11 to these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) LEASES
The following table presents the Company’s ROU assets and lease liabilities for the periods presented.

		December 31,
Lease Classification	Classification	2025	2024
Assets:
Operating	Other assets	$35,243	$28,680
Financing	Other assets	4,046	5,071
Total ROU assets		$39,289	$33,751
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$8,569	$7,233
Financing	Accounts payable and accrued liabilities	116	341
Noncurrent:
Operating	Other long-term liabilities	36,576	30,501
Financing	Other long-term liabilities	436	756
Total lease liabilities		$45,697	$38,831
Maturities of lease liabilities as of December 31, 2025 by fiscal year were as follows:

	Operating	Financing	Total
2026	$10,066	$235	$10,301
2027	9,355	222	9,577
2028	8,592	141	8,733
2029	6,332	—	6,332
2030	3,848	—	3,848
Thereafter	18,459	—	18,459
Total lease payments	56,652	598	57,250
Less: Imputed interest	(11,507)	(46)	(11,553)
Present value of lease liabilities	$45,145	$552	$45,697
Lease costs associated with payments under the Company’s leases for the periods presented were as follows:

		Years Ended December 31,
Lease Cost	Classification	2025	2024	2023
Operating (1)	Operating expenses	$11,330	$14,154	$14,197
Financing:
Amortization	Operating expenses	1,729	1,703	3,360
Interest expense	Interest expense	6	5	2,648
Total lease costs		$13,065	$15,862	$20,205
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
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	7.0	6.5
Financing leases	2.8	3.1

Weighted average discount rate:
Operating leases	6.2%	6.1%
Financing leases	6.0%	5.4%
As of December 31, 2025, no leases were expected to commence that would create significant rights and obligations for the Company.

	Years Ended December 31,
Supplemental Cash Flow Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$9,342	$13,388	$9,980
Financing leases	$47	$23	$51
Cash used in financing activities:
Financing leases	$889	$216	$2,286
ROU assets obtained in exchange for lease obligations:
Operating leases	$12,933	$2,812	$16,321
Financing leases	$661	$1,196	$68

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) DEBT
Convertible Notes
As of December 31, 2025, the Company had outstanding fixed-rate convertible notes for an undiscounted aggregate principal amount of $600.0 million. The following table summarizes information regarding the Company’s convertible notes:

	December 31,
	2025	2024
1.250% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	600,000	600,000
Unamortized discount net of deferred offering costs	(2,824)	(4,862)
Total convertible debt, net	$597,176	$595,138

Fair value of fixed-rate convertible debt (1):
2027 Notes	$576,267	$558,894
(1)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 1 to these Consolidated Financial Statements for additional discussion of fair value measurements.
Interest expense on the Company’s fixed-rate convertible debt consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Coupon interest expense	$7,500	$9,564	$10,465
Accretion of discount on convertible notes	1,942	2,775	3,359
Amortization of debt issuance costs	107	391	594
Total interest expense on convertible debt	$9,549	$12,730	$14,418
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
Revolving Credit Facility
In August 2024, the Company entered into an unsecured revolving credit facility providing for $600.0 million in revolving loan commitments. The credit facility was intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The credit facility matures in August 2029. As of December 31, 2025, there were no amounts outstanding under the credit facility and the Company was in compliance with all covenants.
(11) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2022	$8,226	$(12,093)	$(3,867)
Other comprehensive income (loss) before reclassifications	(37,720)	16,885	(20,835)
Less: gain (loss) reclassified from AOCI	164	—	164
Tax effect	—	(3,922)	(3,922)
Net current period other comprehensive income (loss)	(37,884)	12,963	(24,921)
AOCI balance as of December 31, 2023	$(29,658)	$870	$(28,788)
Other comprehensive income (loss) before reclassifications	104,354	1,248	105,602
Less: gain (loss) reclassified from AOCI	14,872	—	14,872
Tax effect	—	(289)	(289)
Net current period other comprehensive income	89,482	959	90,441
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(92,542)	2,529	(90,013)
Less: gain (loss) reclassified from AOCI	(15,474)	—	(15,474)
Tax effect	—	(587)	(587)
Net current period other comprehensive income (loss)	(77,068)	1,942	(75,126)
AOCI balance as of December 31, 2025	$(17,244)	$3,771	$(13,473)
(12) SEGMENT INFORMATION
The Company operates and is managed as one operating segment which derives revenue from activities related to the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions.
The Company’s commercial organization is responsible for marketing its approved products worldwide. The Company’s R&D organization is responsible for research and discovery of new product candidates and supporting the development and registration efforts for potential new products. The Company’s technical operations group is responsible for the development of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
manufacturing processes, supplying clinical drug product, and the manufacturing and distribution of its commercial products. The Company is also supported by corporate staff functions.
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
The key measure of segment profit or loss used by the CODM to allocate resources and assess the Company's performance is its Consolidated Net Income, as reported on the Consolidated Statements of Income. The CODM's analysis includes a comparison to budgeted results. Segment assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company's available liquidity including cash, cash equivalents, investments, accounts receivable and inventory.
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Years Ended December 31,
	2025	2024	2023
Total revenues	$3,221,253	$2,853,915	$2,419,226
Less:
Cost of sales	717,442	580,235	532,062
R&D expenses
Research and early pipeline	383,705	434,023	393,078
Later-stage clinical programs	308,334	27,581	62,604
Marketed products	229,891	285,580	291,091
SG&A expenses
S&M expenses	530,156	476,739	488,442
G&A expenses	622,861	532,286	403,964
Other segment expense, net (1)	79,963	90,612	80,340
Net income	$348,901	$426,859	$167,645
(1)Other segment expense, net, during the years ended December 31, 2025, 2024 and 2023 included Intangible Asset Amortization, Interest Income and Expense, Other Income (Expense), Net and Provision for Income Taxes. The year ended December 31, 2024 also included Gain on Sale of Nonfinancial Assets.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Years Ended December 31,
	2025	2024	2023
VOXZOGO	$926,923	$735,092	$469,881

Enzyme Therapies:
VIMIZIM	792,051	739,784	701,053
NAGLAZYME	485,400	479,584	420,292
PALYNZIQ	433,310	355,047	303,919
ALDURAZYME	208,508	183,887	131,248
BRINEURA	186,397	169,083	161,889

KUVAN	99,530	120,902	180,767
ROCTAVIAN	35,640	26,066	3,489
Total net product revenues	3,167,759	2,809,445	2,372,538
Royalty and other revenues	53,494	44,470	46,688
Total revenues	$3,221,253	$2,853,915	$2,419,226
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

	Years Ended December 31,
	2025	2024	2023
United States	$1,104,973	$924,810	$771,314
Europe	874,331	829,031	669,331
Latin America	435,478	378,084	332,437
Rest of world	544,469	493,633	468,208
Total net product revenues marketed by the Company	2,959,251	2,625,558	2,241,290
ALDURAZYME net product revenues marketed by Sanofi	208,508	183,887	131,248
Total net product revenues	$3,167,759	$2,809,445	$2,372,538

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Years Ended December 31,
	2025	2024	2023
Customer A	14%	13%	14%
Customer B	12%	12%	12%
Customer C	11%	10%	10%
Total	37%	35%	36%
Long-lived assets, which consist of net property, plant and equipment and ROU assets are summarized by geographic region in the following table.

	December 31,
	2025	2024
Long-lived assets by geography:
United States	$639,669	$755,069
Ireland	331,287	308,123
Rest of world	20,841	13,600
Total long-lived assets	$991,797	$1,076,792
Concentration Information
On a consolidated basis, two customers accounted for 20% and 10% of the Company’s December 31, 2025 accounts receivable balance, respectively, compared to December 31, 2024 when two customers accounted for 20% and 11% of the accounts receivable balance, respectively. As of December 31, 2025 and 2024, the accounts receivable balance for Sanofi included $148.0 million and $96.8 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
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
(13) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2025, an aggregate of approximately 54.9 million unissued shares were authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan (2017 EIP) and the ESPP. Under the 2017 EIP, shares issued and outstanding under the Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan) and the 2017 EIP that expire or are forfeited generally become available for future issuance under the 2017 EIP. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested awards outstanding under the 2006 Share Incentive Plan. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 1 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.
2017 Equity Incentive Plan
The 2017 EIP provides for awards of RSUs and stock options as well as other forms of equity compensation. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSUs with Performance-based Vesting Conditions (PRSUs) and RSUs with market-based vesting conditions (base TSR-RSUs) generally vest over a three-year period on a cliff basis three years after the grant date. Stock option awards granted to employees generally vest over a four-year period on a cliff basis 12 months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally 10 years from the grant date. As of December 31, 2025, approximately 43.1 million shares were authorized and reserved for future issuance under the 2017 EIP.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan which was amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2025, the Company issued 0.3 million shares under the ESPP. As of December 31, 2025, approximately 7.0 million shares were authorized and 2.0 million shares reserved for future issuance under the ESPP.
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
Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Income for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2025	2024	2023
Cost of sales	$14,165	$15,131	$17,604
Research and development	54,691	59,545	65,714
Selling, general and administrative	112,553	126,895	123,781
Total stock-based compensation expense	$181,409	$201,571	$207,099
Stock-based compensation of $27.2 million, $28.3 million and $21.7 million was capitalized into inventory for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of activity related to RSUs with service-based vesting conditions for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2024	4,536,723	$83.88
Granted	3,033,951	$68.23
Vested	(1,719,176)	$83.38
Forfeited	(625,092)	$79.27
Non-vested units as of December 31, 2025	5,226,406	$75.50
The weighted-average grant date fair values per share of RSUs with service-based vesting granted during the years ended December 31, 2025, 2024 and 2023, was $68.23, $82.98 and $88.96, respectively. The total intrinsic values of restricted stock that vested and released in the years ended December 31, 2025, 2024 and 2023, was $114.3 million, $152.2 million and $149.8 million, respectively.
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $279.5 million was expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Unit Awards with Performance-based Vesting Conditions
Below is a summary of activity related to RSUs with vesting conditions based on performance targets for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2024	427,310	$84.29
Granted	279,134	$71.55
Vested	(228,252)	$83.43
Forfeited	(9,960)	$79.32
Non-vested units as of December 31, 2025	468,232	$79.60
The weighted-average grant date fair value of the PRSUs for the years ended December 31, 2025, 2024 and 2023, was $71.55, $81.27 and $89.22, respectively.
Non-vested PRSUs included grants with vesting contingent upon the achievement of three-year or five-year performance targets for strategic goals, revenue growth or other internal financial measures. The awarded PRSUs vest over a three-year or a five-year service period on a cliff basis. The Company evaluated the targets in the context of its current long-range financial plan and its product candidate development pipeline to determine when attainment of each grant target was probable for accounting purposes. The number of shares that may be earned generally range between 50% and 200% of the base PRSUs granted.
As of December 31, 2025, total unrecognized compensation expense related to non-vested PRSUs of $5.5 million was expected to be recognized over a weighted average period of 1.6 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Market-based Vesting Conditions
The Compensation Committee and Board may grant base TSR-RSUs to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between zero percent and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s TSR is negative on an absolute basis.
Below is a summary of activity related to RSUs with market-based vesting conditions for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2024	443,340	$120.92
Granted	214,578	$117.60
Vested	(132,390)	$136.49
Forfeited	(11,650)	$116.96
Non-vested units as of December 31, 2025	513,878	$115.61
The grant date fair values and assumptions used to determine the fair value of TSR-RSUs on grant date during the periods presented were as follows:

	Years Ended December 31,
	2025	2024	2023
Grant date fair value	$117.60	102.07	$132.56
Expected volatility	22.4 – 155.5%	20.8 – 168.3%	22.4 – 152.1%
Dividend yield	0.0%	0.0%	0.0%
Expected term	2.8 - 4.8 years	2.3 - 2.8 years	2.8 years
Risk-free interest rate	4.0 - 4.1%	3.6 - 4.6%	3.8%
As of December 31, 2025, total unrecognized compensation expense of $24.2 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 2.1 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2025. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2024	5,747,448	$86.44		$5,198
Granted	791,700	$69.63
Exercised	—	$—
Expired and forfeited	(895,698)	$101.60
Options outstanding as of December 31, 2025	5,643,450	$81.77	4.9	$266,346
Options unvested as of December 31, 2025	1,309,927	$75.55	8.7	$266,346
Exercisable as of December 31, 2025	4,331,730	$83.65	3.8	$—
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $59.43, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2025.
The weighted-average grant date fair values of stock options granted in the years ended December 31, 2025, 2024 and 2023, were $30.06, $35.87 and $39.30, respectively. No options were exercised during the year ended December 31, 2025. The total intrinsic values of options exercised during the years ended December 31, 2024 and 2023, were $9.5 million and $25.9 million, respectively, determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2025	2024	2023
Expected volatility	37.0 – 39.6%	38.0 – 39.4%	37.8 – 40.3%
Dividend yield	0.0%	0.0%	0.0%
Expected term	5.3 – 5.9 years	4.7 – 6.2 years	4.7 – 6.2 years
Risk-free interest rate	3.7 – 4.5%	3.5 – 4.5%	3.5 – 4.6%
As of December 31, 2025, total unrecognized compensation cost related to unvested stock options of $34.6 million was expected to be recognized over a weighted average period of 2.5 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Purchase Rights
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2025	2024	2023
Expected volatility	26.9 – 35.7%	24.0 – 36.9%	24.0 – 48.0%
Dividend yield	0.0%	0.0%	0.0%
Expected term	0.5 – 2.0 years	0.5 – 2.0 years	0.5 – 2.0 years
Risk-free interest rate	3.6 – 4.2%	4.1 – 5.5%	0.06 – 5.5%
As of December 31, 2025, total unrecognized compensation cost related to unvested stock purchase rights under the ESPP of $11.3 million was expected to be recognized over a weighted average period of 1.3 years.
(14) OTHER EMPLOYEE BENEFITS
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan) for eligible U.S. employees. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or the annual statutory contribution limit. The Company’s matching contribution vests immediately and was approximately $33.4 million, $34.4 million and $32.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
(15) INCOME TAXES
The Provision for Income Taxes was based on Income before Income Taxes as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Source	$(262,617)	$130,503	$(453,840)
Non-U.S. Source	745,097	411,260	642,403
Income before income taxes	$482,480	$541,763	$188,563
The U.S. and foreign components of the Provision for Income Taxes were as follows:

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31,
	2025	2024	2023
Provision for income taxes
Federal	$32,428	$32,344	$25,120
State and local	11,528	8,813	5,098
Foreign	40,885	17,651	35,681
	84,841	58,808	65,899
Provision for deferred income taxes:
Federal	5,498	(2,117)	(70,754)
State and local	(5,148)	(5,166)	(8,030)
Foreign	48,388	63,379	33,803
	48,738	56,096	(44,981)
Provision for income taxes	$133,579	$114,904	$20,918
The following is a reconciliation of the statutory federal income tax expense and rate to the Company’s effective tax rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025	%
Federal Tax Expense	$101,321	21.0%
State and local income taxes, net of federal income tax effect(1)	1,413	0.3
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and United States	(47,988)	(10.0)
Other	(2,013)	(0.4)
Other Foreign Jurisdictions	2,927	0.6
Effects of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Global intangible low taxed income (GILTI)	88,510	18.3
Foreign derived intangible income (FDII)	(30,052)	(6.2)
Subpart F Income	5,353	1.1
Tax credits
Foreign Tax Credits	(31,972)	(6.6)
Orphan Drug Credits	(13,638)	(2.8)
R&D tax credits	(7,495)	(1.6)
Changes in valuation allowances	5,274	1.1
Nontaxable or nondeductible items
Nondeductible IPR&D(2)	45,709	9.5
Stock compensation expense	16,225	3.4
162m Addback	6,764	1.4
Other	1,198	0.3
Changes in unrecognized tax benefits(3)	(8,969)	(1.9)
Other Adjustments	1,012	0.2
Effective Tax Rate	$133,579	27.7%
(1)    State taxes in Pennsylvania, Michigan and Illinois made up a simple majority (greater than 50%) of the tax effect in this category.
(2)    Non-deductible IPR&D charges in 2025 of $45.7 million primarily related to the impact of a $221.0 million one-time, non-tax deductible charge for the acquisition of Inozyme Pharma, Inc. (Inozyme).
(3)    Changes in unrecognized tax benefits for all jurisdictions are aggregated within this category.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following is a reconciliation of the statutory federal income tax expense to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Federal statutory income tax rate	$113,770	$39,598
State and local taxes	4,756	(3,614)
Orphan Drug & General Business Credit	(35,486)	(39,535)
Stock compensation expense	7,467	2,209
Foreign Source Income Subject to US Tax	44,492	47,721
Foreign tax rate differential (1)	(34,905)	(69,987)
Section 162(m) limitation	9,278	9,699
Tax Reserves	32,560	27,296
Intra-entity transfer of assets	(33,432)	5,019
Valuation allowance/deferred benefit	7,175	3,723
Other	(771)	(1,211)
Effective income tax rate	$114,904	$20,918
(1)For the year ended December 31, 2024, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate offset by elimination of intercompany sales. For the year ended December 31, 2023, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate.
Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025, was as follows.

Year Ended December 31, 2025
Federal	$33,000
State	8,719
Foreign
Ireland	45,807
United Kingdom	5,027
Other	3,652
Total cash paid for income taxes	$96,205

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2025	2024
Net deferred tax assets:
Net operating loss carryforwards	$105,642	$18,585
Tax credit carryforwards	398,769	462,925
Accrued expenses, reserves, and prepaids	148,124	119,986
Intangible assets	625,084	696,096
Capitalized R&D expenses	367,200	310,081
Stock-based compensation	35,848	42,609
Lease liabilities	6,054	7,209
Inventory	37,158	19,119
Other	(219)	1,168
Valuation allowance	(181,743)	(126,311)
Total deferred tax assets	1,541,917	1,551,467

Joint venture basis difference	(989)	(1,037)
Acquired intangibles	(803)	(915)
ROU Assets	(3,911)	(4,684)
Property, plant and equipment	(27,573)	(55,923)
Total deferred tax liabilities	(33,276)	(62,559)
Net deferred tax assets	$1,508,641	$1,488,908
The increase in net deferred tax assets is primarily related to additional net operating loss carryforwards from Inozyme acquisition, capitalization of R&D expenses, impairment charges related to the divestiture of ROCTAVIAN, partially offset by valuation allowance related to acquired Inozyme net operating loss carryforwards, utilization of current year R&D credits and intangible asset amortization.
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
In the third quarter of 2025, the Company determined that it is more likely than not that part of the deferred tax assets acquired in the Inozyme acquisition related to net operating losses and R&D credits will not be realized due to Section 382 limitations and state Separate Return Limitation Year (SRLY) rules and, therefore, a valuation allowance was recorded as part of the acquisition purchase accounting. In the third quarter of 2023, the Company determined that it is more likely than not that the deferred tax assets related to a future royalty stream will be realized. In making this determination, the Company analyzed both the consistent historical royalty earnings and the forecast of future royalty earnings and reached the conclusion that it was appropriate to release the valuation allowance reserve. The release is offset by an increase due to the Company’s expectation that state R&D credits generated will not be utilized.
As of December 31, 2025, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$336,545	Indefinite
Federal net operating loss carryforwards	$2,632	2030-2033
Federal R&D and orphan drug credit carryforwards	$441,294	2028-2045
State net operating loss carryforwards	$466,453	2025-2045
Dutch net operating loss carryforwards	$26,927	Indefinite
Not included in the table above are $191.3 million of state research credit carryovers that will carry forward indefinitely.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024, is as follows:

	December 31,
	2025	2024
Balance at beginning of period	$325,035	$277,456
Additions based on tax positions related to the current year	48,843	47,682
Additions (reductions) for tax positions of prior years	(2,206)	(103)
Acquired Tax Positions	9,214	—
Balance at end of period	$380,886	$325,035
Included in the balance of unrecognized tax benefits as of December 31, 2025 were potential benefits of $366.8 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2025. The Company believes it will not have any material decreases in its previously unrecognized tax benefits within the next twelve months.
The Company files income tax returns in the U.S., Ireland and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2022 and earlier may still be adjusted upon examination by tax authorities. The Company's 2022 federal income tax return is currently under audit by the IRS.
The Company has not provided U.S. federal and applicable foreign withholding income taxes on the undistributed earnings of certain foreign subsidiaries as such earnings are intended to be indefinitely reinvested outside the U.S. The Company is unable to reasonably estimate the amount of the unrecognized deferred tax liability associated with these undistributed earnings.
During the year ended December 31, 2025, the Company received distributions from its Irish Subsidiary’s previously taxed earnings and profits (PTEP). These distributions did not result in U.S. federal income taxes or Irish withholding taxes. Any related state income tax impact was estimated to be immaterial for the year ended December 31, 2025. Going forward, the Company intends to repatriate the Irish Subsidiary’s earnings to the extent that such repatriations are not restricted by local rulings, and do not incur substantial incremental costs.
(16) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs and contingent issuances of common stock related to the Company's convertible debt.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income, basic	$348,901	$426,859	$167,645
Add: Interest expense, net of tax, on the Company's convertible debt	7,334	7,327	—
Net income, diluted	$356,235	$434,186	$167,645
Denominator:
Weighted-average common shares outstanding, basic	191,787	190,027	187,834
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	1,242	2,316	3,761
Common stock issuable under the Company’s convertible debt (1)	4,365	4,365	—
Weighted-average common shares outstanding, diluted	197,394	196,708	191,595
Earnings per common share, basic	$1.82	$2.25	$0.89
Earnings per common share, diluted	$1.80	$2.21	$0.87
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023
Common stock issuable under the Company's equity incentive plans	11,307	9,438	8,072
Common stock issuable under the Company’s convertible debt (1)	—	—	8,335
Total number of potentially issuable shares	11,307	9,438	16,407
(1)    If converted, the Company would issue 4.4 million shares under the 2027 Notes and, for the year ended December 31, 2023, would have issued 4.0 million shares under the Company’s 2024 Notes, which matured and were settled in August 2024.
(17) LICENSE AND COLLABORATION AGREEMENTS
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
As first disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023, the Company received a subpoena from the U.S. Department of Justice (DOJ) requesting that the Company produce certain documents regarding sponsored testing programs relating to VIMIZIM and NAGLAZYME. The Company has produced the requested documents in response to the subpoena and is cooperating fully. The Company is unable to make any assurances regarding the outcome of the investigation by the DOJ, or the impact, if any, that such investigation may have on the Company’s business and financial statements.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of December 31, 2025, such commitments were estimated at $590.8 million, of which $354.1 million is expected to be paid in 2026 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

(19) RESTRUCTURING
During the fourth quarter of 2025, the Company committed to a plan to voluntarily withdraw ROCTAVIAN from the market due to lower than previously anticipated commercial opportunities. In connection with this strategic decision, the Company recorded approximately $240.0 million of restructuring charges in 2025 primarily related to inventory and long-lived assets which will no longer provide an economic benefit to the Company. The impaired ROCTAVIAN long-lived assets included dedicated facilities, specialized equipment and intangible assets.
The inventory write-off was included in Cost of Sales, and the remaining restructuring charges were included in SG&A in the Company's Consolidated Statement of Income. Restructuring charges consisted of the following:

Year Ended December 31,
2025
Inventory write-off	$119,208
Long-lived asset impairments	118,522
Severance and other related costs	3,523
$241,253
The restructuring related liabilities were not material as of December 31, 2025, and were recorded in Accounts Payable and Accrued Liabilities on the in the Company's Consolidated Balance Sheet.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(20) ACQUISITIONS
Asset Acquisition
On July 1, 2025, the Company completed its acquisition of Inozyme, a publicly traded clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics, for a total consideration of approximately $285.0 million, net of cash acquired. Upon closing, Inozyme became a wholly-owned subsidiary of the Company.
The Company accounted for this transaction as an asset acquisition since substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, BMN 401 (formerly INZ-701). The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. As the acquired IPR&D does not have an alternative future use, the Company recorded approximately $221.0 million in acquired IPR&D expense related to the INZ-701 IPR&D asset during the third quarter of 2025. The IPR&D charge is included in R&D on the Company’s Consolidated Statements of Income.
The following summarizes the total consideration transferred and allocation to the assets acquired, liabilities assumed and acquired IPR&D:

Cash consideration for outstanding shares	$260,424
Cash consideration for equity awards	9,950
Consideration paid to Inozyme	270,374
Payment of Inozyme debt	49,095
Employee-related incentive payments	2,714
Transaction costs	6,950
Total consideration	$329,133

Cash and cash equivalents	$43,939
Other assets	10,779
Deferred tax assets	68,697
Other liabilities	(15,245)
Total identifiable assets acquired, net	108,170
Acquired IPR&D	220,963
Total assets and liabilities	$329,133
Pending Acquisition
In December 2025, the Company entered into a definitive agreement to acquire Amicus Therapeutics, Inc. (Amicus), a publicly traded, global, biotechnology company for $14.50 per share in an all-cash transaction for a total consideration of approximately $4.8 billion. The pending acquisition is expected to strengthen the Company's commercial portfolio by adding two new therapies for the treatment of Fabry disease and late-onset Pompe disease. The transaction is expected to close in the second quarter of 2026, subject to regulatory clearances, approval by the stockholders of Amicus and other customary closing conditions. The accounting treatment as a business combination or asset acquisition will be determined in the period the transaction closes.
The Company intends to finance the transaction through a combination of cash on hand and non-convertible debt financing. In December 2025, the Company entered into a debt financing commitment letter and related fee letter with certain lenders, pursuant to which the lenders have committed to provide the Company with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of 364-day senior secured bridge loan facility (Bridge Facility) for the pending acquisition of Amicus. In place of the Bridge Facility, the Company also expects to enter into a senior secured term loan facility and a new senior secured revolving credit facility in 2026 that will be executed prior to or concurrently with the closing of the pending Amicus acquisition. No amounts have been drawn or were outstanding under the Bridge Commitment as of December 31, 2025. The Company incurred approximately $22.8 million in commitment fees related to the Bridge Commitment that were deferred and included in Other Current Assets on the Consolidated Balance Sheet as of December 31, 2025.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(21) SUBSEQUENT EVENTS
In February 2026, the Company issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes due 2034 (the 2034 Notes), and the proceeds from the issuance were deposited into an escrow account that will be used to finance the pending acquisition of Amicus. In the event that the acquisition in not completed on or prior to December 19, 2026, or upon the occurrence of certain other events, the Company will be required to redeem all of the Notes at par and pay any accrued and unpaid interest. Subsequent to issuance of the 2034 Notes, the Bridge Facility was reduced from $3.7 billion to $2.8 billion.