Form 10-Q
period 2026-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2026-05-05
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,284,438 shares of common stock, par value $0.001, outstanding as of April 23, 2026.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, BRINEURA®, GALAFOLD®, KUVAN®, NAGLAZYME®, PALYNZIQ®, POMBILITI® + OPFOLDA®, ROCTAVIAN®, VIMIZIM® and VOXZOGO® are our registered trademarks. ALDURAZYME® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” “would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future as well as other cautionary statements we have made and may make. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the SEC) on February 26, 2026. You should carefully consider that information before you make an investment decision.
Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by law, we do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.
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
Risks Related to the Amicus Acquisition
•We may not realize the anticipated benefits from the Amicus Acquisition or accurately forecast the future performance of the combined company.
•We have incurred and expect to incur material expenses related to the Amicus Acquisition.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2026 and 2025
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Net product revenues	$760,078	$734,644
Royalty and other revenues	6,130	10,501
Total revenues	766,208	745,145
OPERATING EXPENSES:
Cost of sales	194,999	151,558
Research and development	178,796	158,731
Selling, general and administrative	258,290	206,116
Intangible asset amortization	4,483	4,847
Total operating expenses	636,568	521,252
INCOME FROM OPERATIONS	129,640	223,893

Interest income	22,560	19,013
Interest expense	(14,958)	(2,863)
Other income (expense), net	3,961	(1,954)
INCOME BEFORE INCOME TAXES	141,203	238,089
Provision for income taxes	35,676	52,403
NET INCOME	$105,527	$185,686
EARNINGS PER SHARE, BASIC	$0.55	$0.97
EARNINGS PER SHARE, DILUTED	$0.54	$0.95
Weighted average common shares outstanding, basic	192,497	190,967
Weighted average common shares outstanding, diluted	197,671	196,474

COMPREHENSIVE INCOME	$114,763	$143,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2026 and December 31, 2025
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,222,435	$1,311,679
Short-term investments	—	248,930
Accounts receivable, net	903,914	908,214
Inventory	1,273,221	1,298,883
Other current assets	205,500	185,784
Total current assets	4,605,070	3,953,490
Noncurrent assets:
Long-term investments	—	492,242
Property, plant and equipment, net	958,071	952,508
Intangible assets, net	204,662	213,837
Goodwill	196,199	196,199
Deferred tax assets	1,500,598	1,508,697
Restricted cash equivalents	850,000	—
Other assets	276,416	277,049
Total assets	$8,591,016	$7,594,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$793,152	$759,031
Total current liabilities	793,152	759,031
Noncurrent liabilities:
Long-term debt, net	1,430,282	597,176
Other long-term liabilities	155,475	150,816
Total liabilities	2,378,909	1,507,023
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 193,268,870 and 192,300,101 shares issued and outstanding, respectively	193	192
Additional paid-in capital	5,966,868	5,956,582
Company common stock held by the Nonqualified Deferred Compensation Plan	(10,450)	(10,508)
Accumulated other comprehensive loss	(4,237)	(13,473)
Retained earnings	259,733	154,206
Total stockholders’ equity	6,212,107	6,086,999
Total liabilities and stockholders’ equity	$8,591,016	$7,594,022

(1)December 31, 2025 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Shares of common stock, beginning balances (1)	192,300	190,761
Issuances under equity incentive plans	969	995
Shares of common stock, ending balances	193,269	191,756

Total stockholders' equity, beginning balances (1)	$6,086,999	$5,657,990
Common stock:
Beginning balances (1)	192	191
Issuances under equity incentive plans, net of tax	1	1
Ending balances	193	192
Additional paid-in capital:
Beginning balances (1)	5,956,582	5,802,068
Issuances under equity incentive plans, net of tax	(37,668)	(49,333)
Stock-based compensation	48,012	41,617
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(58)	(50)
Ending balances	5,966,868	5,794,302
Company common stock held by the NQDC:
Beginning balances (1)	(10,508)	(11,227)
Common stock held by the NQDC	58	50
Ending balances	(10,450)	(11,177)
Accumulated other comprehensive income (loss):
Beginning balances (1)	(13,473)	61,653
Other comprehensive income (loss)	9,236	(42,502)
Ending balances	(4,237)	19,151
Retained earnings (accumulated deficit)
Beginning balances (1)	154,206	(194,695)
Net income	105,527	185,686
Ending balances	259,733	(9,009)
Total stockholders' equity, ending balances	$6,212,107	$5,793,459

(1)The beginning balances for the three-month periods were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2026 and 2025
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,527	$185,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,411	22,069
Non-cash interest expense	6,086	660
Accretion of discount on investments	(455)	(1,362)
Stock-based compensation	43,458	37,700
Impairment of assets	—	2,967
Deferred income taxes	9,220	28,429
Unrealized foreign exchange losses (gains)	6,710	(10,026)
Other	(5,374)	(1,267)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,159)	(57,590)
Inventory	44,490	(24,335)
Other current assets	(11,551)	(6,327)
Other assets	1,484	(1,624)
Accounts payable and accrued liabilities	3,100	(2,655)
Other long-term liabilities	8,704	2,069
Net cash provided by operating activities	220,651	174,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,923)	(16,768)
Maturities and sales of investments	767,277	77,804
Purchases of investments	(25,792)	(89,274)
Other	4,966	—
Net cash provided by (used in) investing activities	725,528	(28,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of equity awards	(28,180)	(38,779)
Proceeds from issuance of debt	850,000	—
Payments of debt issuance costs	(8,653)	—
Net cash provided by (used in) financing activities	813,167	(38,779)
Effect of exchange rate changes on cash	1,410	(1,416)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	1,760,756	105,961
Cash, cash equivalents and restricted cash equivalents:
Beginning of period	$1,311,679	$942,842
End of period	$3,072,435	$1,048,803
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$14,644	$10,388
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities related to fixed assets	$11,200	$4,470
Accounts payable and accrued liabilities related to intangible assets	$4,481	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Founded in 1997, the San Rafael, California-based company has a proven track record of innovation, with a portfolio of commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, the Company seeks to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other period.
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transactions disclosed in Note 13 to these Condensed Consolidated Financial Statements.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, that the Company believes are of significance or potential significance to the Company.

(2) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale as of March 31, 2026 and December 31, 2025.
The following tables show the Company’s cash, cash equivalents, restricted cash equivalents and available-for-sale securities by significant investment category as of the dates presented:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Restricted Cash Equivalents
Level 1:
Cash	$352,248	$—	$—	$352,248	$352,248	$—

Level 2:
Money market instruments	2,720,187	—	—	2,720,187	1,870,187	850,000
Total	$3,072,435	$—	$—	$3,072,435	$2,222,435	$850,000

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$415,760	$—	$—	$415,760	$415,760	$—	$—

Level 2:
Money market instruments	895,919	—	—	895,919	895,919	—	—
Corporate debt securities	472,572	3,286	(3)	475,855	—	189,566	286,289
U.S. government agency securities	206,018	1,197	(1)	207,214	—	59,115	148,099
Asset-backed securities	57,687	420	(4)	58,103	—	249	57,854
Subtotal	1,632,196	4,903	(8)	1,637,091	895,919	248,930	492,242
Total	$2,047,956	$4,903	$(8)	$2,052,851	$1,311,679	$248,930	$492,242
(1)    The Company’s short-term marketable securities as of December 31, 2025 mature in one year or less, and were liquidated in the first quarter of 2026 to fund the Amicus Therapeutics, Inc. (Amicus) acquisition that closed in April 2026.
(2)    The Company’s long-term marketable securities as of December 31, 2025 mature between one and five years, and were liquidated in the first quarter of 2026 to fund the Amicus acquisition that closed in April 2026.
Restricted Cash Equivalents, Noncurrent
Restricted cash equivalents consists of funds held in escrow and restricted in their use to finance a portion of total consideration for the acquisition of Amicus. Refer to Note 13 – Subsequent Events for additional details related to Amicus acquisition.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the Company’s Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

March 31, 2026
Cash and cash equivalents	$2,222,435
Restricted cash equivalents	850,000
Cash, cash equivalents and restricted cash equivalents	$3,072,435

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(3) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$97,850	$106,510
Work-in-process	1,054,613	801,061
Finished goods	120,758	391,312
Total inventory	$1,273,221	$1,298,883
Property, Plant and Equipment, Net consisted of the following:

	March 31, 2026	December 31, 2025
Property, plant and equipment, gross	$2,052,351	$2,026,813
Accumulated depreciation	(1,094,280)	(1,074,305)
Total property, plant and equipment, net	$958,071	$952,508
Depreciation expense, net of amounts capitalized into inventory, for the three months ended March 31, 2026 and 2025 was $8.8 million and $14.1 million, respectively.
Intangible Assets, Net consisted of the following:

	March 31, 2026	December 31, 2025
Finite-lived intangible assets	$722,360	$723,966
Accumulated amortization	(517,698)	(510,129)
Net carrying value	$204,662	$213,837

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable and accrued operating expenses	$395,469	$312,768
Accrued compensation expense	152,609	219,422
Accrued rebates payable	177,657	166,925
Foreign currency exchange forward contracts	31,679	31,007
Accrued Interest	9,460	907
Lease liability	9,319	8,685
Accrued royalties payable	6,656	7,968
Accrued income taxes	3,010	3,667
Other	7,293	7,682
Total accounts payable and accrued liabilities	$793,152	$759,031

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Other than the Company’s fixed-rate debt disclosed in Note 6 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of March 31, 2026 or December 31, 2025. The Company had no financial assets or liabilities that are remeasured on a recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of March 31, 2026 or December 31, 2025.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following, except for derivatives, which are discussed in Note 5 – Derivative Instruments and Hedging Strategies:

	March 31, 2026	December 31, 2025
Assets:
Other current assets:
NQDC Plan assets	$4,055	$3,765
Other assets:
NQDC Plan assets	40,687	41,689
Total assets	$44,742	$45,454
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$4,055	$3,765
Other long-term liabilities:
NQDC Plan liability	40,687	41,689
Total liabilities	$44,742	$45,454
There were no transfers between levels during the three months ended March 31, 2026.
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
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Sell	$1,488,793	$1,573,184
Purchase	$346,573	$385,499

Derivatives not designated as hedging instruments:
Sell	$424,423	$356,285
Purchase	$122,441	$36,798

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$25,563	$17,585
Other assets	7,665	5,591
Subtotal	$33,228	$23,176

Derivative Liabilities
Accounts payable and accrued liabilities	$30,538	$30,134
Other long-term liabilities	6,902	9,905
Subtotal	$37,440	$40,039

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$1,830	$2,479

Derivative Liabilities
Accounts payable and accrued liabilities	$1,141	$873

Total Derivative Assets	$35,058	$25,655
Total Derivative Liabilities	$38,581	$40,912
For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended March 31,
	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(12,412)	$12,545
Operating expenses	$3,601	$(2,606)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings
Operating expenses	$187	$(12,109)
As of March 31, 2026, the Company expects to reclassify unrealized losses of $5.0 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 7 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DEBT
As of March 31, 2026, the Company had outstanding fixed-rate notes for an undiscounted aggregate principal amount of $1.5 billion. The notes detailed below incur interest to be paid semi-annually in arrears. The following table summarizes information regarding the Company’s debt:

	March 31, 2026	December 31, 2025
5.5% senior unsecured notes due in February 2034 (the 2034 Notes)	$850,000	$—
Unamortized discount net of deferred offering costs	(17,407)	—
2034 Notes, net	832,593	—

1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount net of deferred offering costs	(2,311)	(2,824)
2027 Notes, net	597,689	597,176

Long-term debt, net	$1,430,282	$597,176

Fair value of fixed-rate debt(1) :
2034 Notes	$839,239	$—
2027 Notes	578,823	576,267
Total fair value of fixed-rate debt	$1,418,062	$576,267
(1)    The fair value of the Company’s fixed-rate long-term debt is based on open-market trades and classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Interest expense on the Company’s long-term debt consisted of the following:

	Three Months Ended March 31,
	2026	2025
Coupon interest expense	$8,805	$1,875
Accretion of discount on convertible notes	487	485
Amortization of debt issuance costs	279	27
Total interest expense on debt	$9,571	$2,387
2034 Notes
In February 2026, the Company issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes with a maturity date of February 15, 2034, and the proceeds from the issuance were deposited into an escrow account. The 2034 Notes bear interest at the rate of 5.5% per annum. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning August 15, 2026. Net proceeds from the offering were $832.3 million. The Company incurred $17.7 million of issuance costs, which were deferred and will be amortized over the life of the 2034 Notes and recorded as interest expense.
The indenture governing the Notes contains customary covenants that, among other things, restrict, with certain exceptions, the ability of the Company and its subsidiaries to incur additional debt, pay dividends, make certain other restricted payments, incur debt secured by liens, dispose of assets, engage in consolidations and mergers or sell or transfer all or substantially all of its assets. The offer and sale of the 2034 Notes have not been registered under the Securities Act or any state securities laws and were offered only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
See Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to the Company’s 2027 Notes and existing credit facility entered into in August 2024.
Bridge Commitment
In December 2025, the Company entered into a debt financing commitment letter and related fee letter with certain lenders, pursuant to which the lenders committed to provide the Company with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of a 364-day senior secured bridge loan facility (Bridge Facility), the proceeds of which would be available for the acquisition of Amicus.
In connection with the issuance of the 2034 Notes, the Bridge Commitment was reduced to $2.8 billion. As a result, the Company recognized approximately $5.3 million of commitment fees during the three months ended March 31, 2026 and that is presented as Interest expense on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2026, approximately $17.5 million in commitment fees were deferred and included in Other Current Assets on the Condensed Consolidated Balance Sheets. Refer to Note 13 – Subsequent Events for additional details related to the Amicus acquisition.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2026
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2025	$(17,244)	$3,771	$(13,473)
Other comprehensive income (loss) before reclassifications	4,196	(4,895)	(699)
Less: gain (loss) reclassified from AOCI	(8,811)	—	(8,811)
Tax effect	—	1,124	1,124
Net current-period other comprehensive income (loss)	13,007	(3,771)	9,236
AOCI balance as of March 31, 2026	$(4,237)	$—	$(4,237)

	Three Months Ended March 31, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(33,652)	1,434	(32,218)
Less: gain (loss) reclassified from AOCI	9,939	—	9,939
Tax effect	—	(345)	(345)
Net current-period other comprehensive income (loss)	(43,591)	1,089	(42,502)
AOCI balance as of March 31, 2025	$16,233	$2,918	$19,151
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
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended March 31,
	2026	2025
Total revenues	$766,208	$745,145
Less:
Cost of sales	194,999	151,558
R&D expenses
Research and early pipeline	87,291	90,470
Later-stage clinical programs	36,177	14,291
Marketed products	55,328	53,970
SG&A expenses
S&M expenses	124,927	102,531
G&A expenses	133,363	103,585
Other segment expense, net (1)	28,596	43,054
Net income	$105,527	$185,686
(1)Other segment expense, net during the three months ended March 31, 2026 and 2025 include intangible asset amortization, interest income and expense, other income (expense) and income tax expense.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended March 31,
	2026	2025
VOXZOGO	$219,880	$213,754

Enzyme Therapies:
VIMIZIM	210,204	188,346
NAGLAZYME	130,074	114,290
PALYNZIQ	89,558	93,269
BRINEURA	47,104	40,362
ALDURAZYME	36,742	48,977

KUVAN	23,880	25,136
ROCTAVIAN	2,636	10,510
Total net product revenues	760,078	734,644
Royalty and other revenues	6,130	10,501
Total revenues	$766,208	$745,145
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

	Three Months Ended March 31,
	2026	2025
United States	$242,944	$241,694
Europe	218,836	229,578
Latin America	108,164	88,282
Rest of world	153,392	126,113
Total net product revenues marketed by the Company	723,336	685,667
ALDURAZYME net product revenues marketed by Sanofi	36,742	48,977
Total net product revenues	$760,078	$734,644
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2026	2025
Customer A	15%	14%
Customer B	11	12
Customer C	10	11
Total	36%	37%

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Concentration Information
On a consolidated basis, one customer accounted for 20% of the Company’s March 31, 2026 accounts receivable balance compared to December 31, 2025, when two customers accounted for 20% and 10% of the accounts receivable balance, respectively. As of March 31, 2026, and December 31, 2025, the accounts receivable balance for Sanofi included $152.6 million and $148.0 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, wars and military conflicts, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate as of March 31, 2026 based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
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

	Three Months Ended March 31,
	2026	2025
Cost of sales	$3,592	$2,191
Research and development	11,654	12,127
Selling, general and administrative	28,212	23,382
Total stock-based compensation expense	$43,458	$37,700
(10) RESTRUCTURING
In connection with the Company’s plan to simplify its organizational design and strategic initiatives, the Company committed to plans in the first quarter of 2026 to reduce its global workforce. These reductions are expected to be substantially complete by the end of 2026. The reorganization plan and strategic initiatives comprised of severance charges of $8.3 million that were included in Selling, General and Administrative in the Condensed Consolidated Financial Statements of Comprehensive Income during the three months ended March 31, 2026.
The following unpaid balance as of March 31, 2026 was recorded to Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets:

Severance and related costs
Balance as of December 31, 2025	$3,180
Severance charges	8,312
Payments	(205)
Balance as of March 31, 2026	$11,287
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income, basic	$105,527	$185,686
Add: Interest expense, net of tax, on the Company's convertible debt	1,834	1,833
Net income, diluted	$107,361	$187,519
Denominator:
Weighted-average common shares outstanding, basic	192,497	190,967
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	809	1,142
Common stock issuable under the Company’s convertible debt	4,365	4,365
Weighted-average common shares outstanding, diluted	197,671	196,474
Earnings per common share, basic	$0.55	$0.97
Earnings per common share, diluted	$0.54	$0.95
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock issuable under the Company's equity incentive plans	13,803	11,686
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
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of March 31, 2026, such commitments were estimated at $593.6 million, of which $327.8 million is expected to be paid in 2026 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(13) SUBSEQUENT EVENTS
On April 27, 2026, the Company completed its previously announced acquisition of Amicus, a publicly traded, global, biotechnology company for $14.50 per share in an all cash transaction for a total equity value of approximately $4.8 billion. In connection with the acquisition, the Company also repaid in full all outstanding loans, together with interest and all other amounts due in connection with such repayment, of Amicus for approximately $433.0 million. The acquisition is expected to strengthen the Company's commercial portfolio by adding two new treatments to its existing portfolio of medicines that target lysosomal storage diseases: GALAFOLD (migalastat), the first oral treatment for Fabry disease, and POMBILITI (cipaglucosidase alfa-atga) + OPFOLDA (miglustat), a two-component therapy for Pompe disease. In connection with the acquisition, the Company also received U.S. rights to DMX-200, a potential first-in-class investigational small molecule for the treatment of focal segmental glomerulosclerosis (FSGS), a rare fatal kidney disease in Phase 3 development.

The transaction was financed through a combination of cash on hand and non-convertible debt financing. In connection with the acquisition, the Company obtained senior secured term loan facilities for $2.8 billion in aggregate principal and a new $600.0 million senior secured revolving credit facility. Borrowings under the term loan facilities and the 2026 revolving facility bear interest at the applicable interest rates specified in the governing credit agreement (the 2026 Credit Agreement). The 2026 Credit Agreement contains customary affirmative and negative covenants, including, among others, covenants that restrict the Company’s ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets, and enter into transactions with affiliates, in each case subject to exceptions set forth in the 2026 Credit Agreement. Upon entry into the senior secured term loan facility, the remaining Bridge Commitment was reduced from $2.8 billion to zero, and the Company recognized approximately $17.5 million of commitment fees that were deferred on the Condensed Consolidated Balance Sheets as of March 31, 2026.
The accounting impact of this acquisition and the results of operations for Amicus will be included in the Company’s Consolidated Financial Statements beginning in the second quarter of 2026. The initial accounting for this acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
We are a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Our San Rafael, California-based company, founded in 1997, has a proven track record of innovation, with a portfolio of commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we seek to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
A summary of our commercial products, as of March 31, 2026, is provided below:

Commercial Products	Indication
VOXZOGO (vosoritide)	Achondroplasia

Enzyme Therapies:
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
ALDURAZYME (laronidase)	MPS I

KUVAN (sapropterin dihydrochloride)	PKU
ROCTAVIAN (valoctocogene roxaparvovec)(1)	Severe Hemophilia A
(1)    In 2026, we announced that we will no longer market ROCTAVIAN. For additional information related to ROCTAVIAN, see Note 19 to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2026	2025
Total revenues	$766.2	$745.1
Cost of sales	$195.0	$151.6
Research and development (R&D)	$178.8	$158.7
Selling, general and administrative (SG&A)	$258.3	$206.1
Provision for income taxes	$35.7	$52.4
Net income	$105.5	$185.7
See “Results of Operations” below for discussion of our results for the periods presented.
Uncertainty Relating to Macroeconomic Environment
Conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, wars and military conflicts, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could impact our global revenue sources and our overall business operations. The extent and duration of such effects remain uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor, “Our business is affected by macroeconomic conditions.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2026. We believe that the combination of our internal research programs, partnerships and acquisitions of external assets will allow us to continue to develop and commercialize innovative therapies for patients with serious and life-threatening rare diseases and medical conditions. We periodically conduct strategic portfolio assessment of research and development programs to determine which we believe have the strongest combination of scientific merit, opportunity for commercial success and potential value creation for stockholders. Based on such strategic portfolio assessments, certain programs that do not meet its threshold for further development and commercialization could be discontinued.
•In April 2026, we completed the acquisition of Amicus Therapeutics, Inc. (Amicus), a publicly traded, global, biotechnology company for $14.50 per share in an all-cash transaction for a total equity value of approximately $4.8 billion. In connection with the acquisition, the Company also repaid in full all outstanding loans, together with interest and all other amounts due in connection with such repayment, of Amicus for approximately $433.0 million. The acquisition was financed through a combination of cash on hand and non-convertible debt financing. The acquisition is expected to strengthen our commercial portfolio by adding two new treatments to our existing portfolio of medicines that target lysosomal storage diseases: GALAFOLD (migalastat), the first oral treatment for Fabry disease, and POMBILITI (cipaglucosidase alfa-atga) + OPFOLDA (miglustat), a two-component therapy for Pompe disease. In connection with the acquisition, we also now have U.S. rights to DMX-200, a potential first-in-class investigational small molecule for the treatment of focal segmental glomerulosclerosis (FSGS), a rare fatal kidney disease in Phase 3 development. The accounting impact of this acquisition and the results of operations for Amicus will be included in our Consolidated Financial Statements beginning in the second quarter of 2026. The initial accounting for this acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed. See Note 6 and Note 13 to our accompanying Condensed Consolidated Financial Statements for additional information regarding the acquisition.
•In April 2026, in connection with the Amicus acquisition, we obtained senior secured term loan facilities for $2.8 billion in aggregate principal and a new $600.0 million senior secured revolving credit facility. Upon entry into the senior secured term loan facilities, the remaining bridge commitment was reduced from $2.8 billion to zero. In February 2026, we issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes due 2034 (the 2034 Notes), and the proceeds from the issuance were deposited into an escrow account as of March 31, 2026. The proceeds from the 2034 Notes and the secured term loan facilities were used to finance a portion of the Amicus acquisition that closed in April 2026. No amounts have been drawn under the senior secured revolving credit facility. See “Financial Condition, Liquidity and Capital Resources” below for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
•In April 2026, the first patient was enrolled in the registration-enabling Phase 2/3 study of BMN 333, our long-acting C-type natriuretic peptide (CNP) for achondroplasia.
•In April 2026, we submitted its U.S. supplemental new drug application (sNDA) for full approval of VOXZOGO for achondroplasia.

•In March 2026, we presented initial Phase 1/2 data for BMN 351 at the Muscular Dystrophy Association (MDA) Clinical & Scientific Congress demonstrating dose-dependent increases in dystrophin expression at Week 25 biopsy in both the 6 and 9 mg/kg dose cohorts. Clinical biomarkers, including decreases in creatine kinase, suggested improvements in overall muscle health beyond the Week 25 time point, and longer-term outcomes from both NSAA and 6MWT indicated a prevention of functional decline when compared to historical matched controls.
•In March 2026, we announced our decision to discontinue dosing and enrollment in our Phase 2 trials for VOXZOGO in Turner Syndrome, SHOX-deficiency and Aggrecan (ACAN)-deficiency.
•In February 2026, U.S. Food and Drug Administration (FDA) approved PALYNZIQ for adolescents 12 years of age and older with phenylketonuria (PKU).
See the risk factors described under “Business and Operational Risks” section in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2026	2025	Change
VOXZOGO	$219.9	$213.7	$6.2

Enzyme Therapies:
VIMIZIM	210.2	188.3	21.9
NAGLAZYME	130.1	114.3	15.8
PALYNZIQ	89.6	93.3	(3.7)
BRINEURA	47.1	40.4	6.7
ALDURAZYME	36.7	49.0	(12.3)

KUVAN	23.9	25.1	(1.2)
ROCTAVIAN	2.6	10.5	(7.9)
Total net product revenues	$760.1	$734.6	$25.5
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
The increase in Net Product Revenues for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributed to the following:
•VIMIZIM and NAGLAZYME: higher sales volume due to timing of orders in countries that place large government orders, primarily from countries in the Middle East and Latin America;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•BRINEURA: higher sales volume due to new patients initiating therapy across all regions and timing of orders in countries that place large government orders; and
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions.
These increases were partially offset by the following:
•ALDURAZYME: lower sales volume due to timing of order fulfillment to Sanofi; and
•ROCTAVIAN: lower sales volume due to our voluntary withdrawal of the product from the market announced in the first quarter of 2026.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which has created in the past and may continue to create significant period to period variation in our revenues. We expect Total Revenues to increase over the next 12 months following the Amicus acquisition that closed in April 2026.
With respect to VOXZOGO, see also the risk factors “Our success depends on our ability to manage our growth and execute our corporate strategy.” and “If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.” in "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
We face exposure to movements in foreign currency exchange rates, and use foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure, primarily the Euro. Certain currencies are not included in our hedging program, such as the Argentine Peso. With respect to the risks posed by fluctuations of both hedged and unhedged currencies against the U.S. dollar (USD), see the risk factor “Our international operations pose currency risks, which may adversely affect our operating results and net income” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2026	2025	Change
Sales denominated in USD	$362.7	$358.3	$4.4
Sales denominated in foreign currencies	397.4	376.3	21.1
Total net product revenues	$760.1	$734.6	$25.5

	Three Months Ended March 31,
	2026	2025	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$8.6	$(13.6)	$22.2
The favorable impact for the three months ended March 31, 2026 was primarily driven by strengthening of the Euro and Mexican Peso, partially offset by weakening of the Argentine Peso and the Japanese Yen. The unfavorable impact for the three months ended March 31, 2025 was primarily driven by weakening of the Brazilian Real, Euro, Colombian Peso and Argentine Peso.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The following table summarizes our Cost of Sales and Gross Margin:

	Three Months Ended March 31,
	2026	2025	Change
Total revenues	$766.2	$745.1	$21.1
Cost of sales	$195.0	$151.6	$43.4
Gross margin	74.5%	79.7%	(5.2)%
Cost of Sales increased and Gross Margin decreased in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a $31.0 million charge associated with an unsuccessful process qualification campaign to expand NAGLAZYME manufacturing capabilities.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended March 31,
	2026	2025	Change
Research and early pipeline	$87.3	$90.4	$(3.1)
Later-stage clinical programs	36.2	14.3	21.9
Marketed products	55.3	54.0	1.3
Total R&D expense	$178.8	$158.7	$20.1
The increase in R&D expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to higher spend on BMN 401, a later-stage clinical program acquired in the third quarter of 2025.
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
SG&A expense consisted of the following:

	Three Months Ended March 31,
	2026	2025	Change
S&M	$124.9	$102.5	$22.4
G&A	133.4	103.6	29.8
Total SG&A expense	$258.3	$206.1	$52.2
S&M expense consisted of the following:

	Three Months Ended March 31,
	2026	2025	Change
Enzyme Therapies	$63.3	$48.6	$14.7
VOXZOGO	44.3	34.5	9.8
Other	17.3	19.4	(2.1)
Total S&M expense	$124.9	$102.5	$22.4
The increase in S&M expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to increased spending related to global expansion of Enzyme Therapies and VOXZOGO.
The increase in G&A expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to incremental administrative costs related to ongoing support of corporate initiatives and pre-close costs related to Amicus acquisition.
Intangible Asset Amortization
Intangible Asset Amortization was as follows:

	Three Months Ended March 31,
	2026	2025	Change
Amortization of intangible assets	$4.5	$4.8	$(0.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Amortization of Intangible Assets for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was relatively flat. We expect Intangible Asset Amortization to significantly increase over the next 12 months following the Amicus acquisition that closed in April 2026.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$22.6	$19.0	$3.6
The increase in Interest Income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was mainly due to higher levels of cash, cash equivalents and investment balances. The $850.0 million proceeds from the issuance of 2034 Notes in the first quarter of 2026 were held in escrow and invested in money market funds as of March 31, 2026. We expect Interest Income to decrease over the next 12 months due to lower cash and investment balances following the Amicus acquisition that closed in April 2026.
Interest Expense
We incur interest expense primarily on our long-term debt. Interest Expense for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025	Change
Interest expense	$15.0	$2.9	$12.1
The increase in Interest Expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to issuance of 2034 Notes for $850.0 million aggregate principal in February 2026, and $5.3 million of bridge commitment fees recognized during the three months ended March 31, 2026. We expect Interest Expense to significantly increase over the next 12 months due to the financing related to the Amicus acquisition that closed in April 2026, including the new term loans issued in April 2026. See Note 6 and Note 13 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.
Other Income (Expense), Net
Other Income (Expense), Net for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025	Change
Other income (expense), net	$4.0	$(2.0)	$6.0
The increase in Other Income (Expense), Net for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to gain on sale of marketable securities resulting from the sale of our short-term and long-term investments to fund the Amicus acquisition that closed in April 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025	Change
Provision for income taxes	$35.7	$52.4	$(16.7)

The decrease in Provision for Income Taxes for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to lower pre-tax income, partially offset by higher tax expense related to stock based compensation.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$2,222.4	$1,311.7	$910.7
Short-term investments	—	248.9	(248.9)
Long-term investments	—	492.2	(492.2)
Restricted cash equivalents	850.0	—	850.0
Total cash, cash equivalents, restricted cash equivalents and investments	$3,072.4	$2,052.8	$1,019.6
We believe cash generated from sales of our commercial products, in addition to our cash, cash equivalents and restricted cash equivalents and external financings, will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our debt service commitments relating to the Amicus acquisition. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our outstanding indebtedness, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our long-term debt in cash. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding convertible debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
We are mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, wars and military conflicts, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions could affect our ability to achieve our goals. In addition, we sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$220.7	$174.4	$46.3
Net cash provided by (used in) investing activities	$725.5	$(28.2)	$753.7
Net cash provided by (used in) financing activities	$813.2	$(38.8)	$852.0
The increase in net cash provided by operating activities in the three months ended March 31, 2026 compared to March 31, 2025 was primarily attributed to decrease in inventory campaigns and timing of cash receipts from our customers, partially offset by decrease in net income.
The increase in net cash provided by investing activities in the three months ended March 31, 2026 compared to March 31, 2025 was primarily attributable to higher net maturities of available-for-sale (AFS) securities. All of the proceeds from the sale of these AFS securities were held as cash and subsequently used to finance a portion of the Amicus acquisition that closed in April 2026.
The increase in net cash provided by financing activities in the three months ended March 31, 2026 compared to March 31, 2025 was primarily attributable to proceeds from the issuance of 2034 Notes. The proceeds from the 2034 Notes were held in escrow as of March 31, 2026 and subsequently used to finance a portion of the Amicus acquisition that closed in April 2026.
Financing
Our $1.5 billion (undiscounted) of long-term debt as of March 31, 2026 will impact our liquidity due to the semi-annual cash interest payments as well as the repayment of the principal amount. As of March 31, 2026, our indebtedness consisted of our 5.5% senior unsecured notes due to be repaid in cash at maturity in February 2034, and senior subordinated convertible notes due in 2027, which, if not converted, will be required to be repaid in cash at maturity in May 2027.
In December 2025, we entered into a debt financing commitment letter and related fee letter with certain lenders, pursuant to which the lenders committed to provide the Company with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of a 364-day senior secured bridge loan facility (Bridge Facility), the proceeds of which would be available for the acquisition of Amicus. In connection with the issuance of the 2034 Notes in February 2026, the Bridge Commitment was reduced from $3.7 billion to $2.8 billion.
In April 2026, in connection with the Amicus acquisition, we incurred $2.0 billion of indebtedness under a senior secured term loan B facility and $800.0 million of indebtedness under a senior secured term loan A facility (together Term Facilities) and entered into a $600.0 million senior secured revolving credit facility (2026 Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities). Upon entry into the Term Facilities, the remaining Bridge Commitment was reduced to zero. The term loan B facility matures in April 2033, and the term loan A facility and 2026 Revolving Facility each mature in April 2031. Borrowings under the Term Facilities and the 2026 Revolving Facility bear interest at the applicable interest rates specified in the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement). The 2026 Credit Agreement contains customary affirmative and negative covenants, including, among others, covenants that restrict our ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets, and enter into transactions with affiliates, in each case subject to exceptions set forth in the 2026 Credit Agreement.
In connection with the Amicus acquisition, we used approximately $1.6 billion of cash on hand, together with net proceeds from the 2034 Notes and borrowings under the Term Facilities, to fund the aggregate cash consideration of approximately $5.2 billion. As a result, our total indebtedness increased from approximately $1.5 billion as of March 31, 2026 to approximately $4.3 billion, and our material cash requirements have increased significantly, including semi-annual fixed-rate interest payments on the 2027 Notes and 2034 Notes, variable-rate interest payments on the Term Facilities, and scheduled principal repayments. The $600.0 million 2026 Revolving Facility remains available for working capital and general corporate purposes.
In August 2024, we entered into an unsecured revolving credit facility (2024 Revolving Facility) providing for $600.0 million in revolving loan commitments. The 2024 Revolving Facility was intended to finance ongoing working capital needs and for other general corporate purposes. The credit facility contains financial covenants including a maximum total net leverage ratio and a minimum interest coverage ratio. The 2024 Revolving Facility was to mature in August 2029. As of March 31, 2026, there were no amounts outstanding under the 2024 Revolving Facility and we were in compliance with all covenants. In April 2026, in connection with the entry into the 2026 Senior Secured Credit Facilities, we terminated the 2024 Revolving Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
For additional information related to our long-term debt, see Note 6 and Note 13 to our accompanying Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2025.
Material Cash Requirements
Purchase and Lease Obligations, and Unrecognized Tax Benefits
As of March 31, 2026, we had obligations of approximately $593.6 million, of which $327.8 million is expected to be paid in 2026. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services.
Our lease commitments and unrecognized tax benefits as of March 31, 2026 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2026, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Recent Accounting Pronouncements
See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2026 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2026.
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
In January 2025, we began deploying a new global enterprise resource planning (ERP) system at certain subsidiaries, replacing existing operating and financial systems with implementation scheduled to occur in phases through 2026. The final phase of the deployment was completed in January 2026. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We have updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. As the post-implementation activities take place, we will continue to have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.

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
As part of the strategy, we are continuing to advance VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, and Noonan syndrome. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. We are also expanding our pipeline through external innovation. In April 2026, we acquired Amicus Therapeutics, Inc. (Amicus) to expand and diversify our rare disease product portfolio (the Amicus Acquisition). In addition, in July 2025 we acquired Inozyme Pharma, Inc. (Inozyme) to strengthen our Enzyme Therapies portfolio, adding a late-stage enzyme replacement therapy, BMN 401 (formerly INZ-701). In order to continue the development of our product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
As part of our new corporate strategy, we have acquired, entered into agreements to acquire, and may continue to acquire, companies or businesses that we believe could complement, expand or enhance our product offerings. For example, in April 2026, we acquired Amicus to expand and diversify our rare disease product portfolio. In addition, in July 2025, we completed the acquisition of Inozyme to strengthen our Enzyme Therapies portfolio with BMN 401, which is currently being assessed for the treatment of ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) deficiency. Our acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated.
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
Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. For example, we have incurred significant indebtedness in connection with the Amicus Acquisition. In addition, acquired product candidates, such as BMN 401, may not result in regulatory approval, may not perform as expected, may not be successful, may require significantly greater resources and investments than originally anticipated or may not produce the revenues, earnings or business synergies that we anticipated. As a result, the anticipated benefits of an acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely for seven years, along with other regulatory exclusivities that could block approval) or commercialize their products before we do. With respect to VOXZOGO, we face competition from other companies that have developed, and may in the future develop, products for treatment for achondroplasia. As we commercialize our products, we have faced and may continue to face intense competition from other pharmaceutical companies, some of which may have more extensive resources and/or established relationships in the communities we seek to treat. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
Risks Related to the Amicus Acquisition
*We may not realize the anticipated benefits from the Amicus Acquisition or accurately forecast the future performance of the combined company.
The success of the Amicus Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Amicus’ businesses. We plan on devoting substantial management attention and resources to integrating our and Amicus’ businesses so that we can fully realize the anticipated benefits of the Amicus Acquisition. This integration process may be disruptive to our and Amicus’ businesses, and, if implemented ineffectively, could restrict realization of the expected benefits of the Amicus Acquisition. In addition, the acquired Amicus business, including GALAFOLD and POMBILITI + OPFOLDA, may not be successful, may require greater resources and investments than originally anticipated or may result in the assumption of unknown or contingent liabilities, which could have an adverse effect on us or our results of operations and our financial guidance.
Potential difficulties we may encounter include the following:
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
Any of these risks could adversely affect our ability to maintain relationships with collaboration partners, vendors, employees and other commercial relationships or adversely affect our future operational results. As a result, the anticipated benefits of the Amicus Acquisition may not be realized or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, including our ability to generate sufficient cash to service our indebtedness, including our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes), our 5.5% senior unsecured notes due in 2034 (the 2034 Notes and together with the 2027 Notes, the Notes) and any loans outstanding under the 2026 Credit Agreement (as defined below), results of operations, growth prospects and our financial guidance, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects. Furthermore, the risks discussed above could also adversely affect our ability to accurately forecast the operational and financial performance of the combined company, including key financial metrics and prospects. If we are unable to accurately forecast and meet our financial guidance, our stock price can be materially adversely affected.
*We have incurred and expect to incur material expenses related to the Amicus Acquisition.
We have incurred and expect to incur material expenses in connection with the Amicus Acquisition and the subsequent integration of the business, operations, practices, policies and procedures of Amicus. These additional expenses could have an adverse effect on us or our results of operations. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

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
Our actual financial positions and results of operations may differ materially from the publicly filed unaudited pro forma condensed combined financial information.
The unaudited pro forma condensed combined financial information contained in our Current Report on Form 8-K filed on January 26, 2026 is presented for illustrative purposes only and may differ materially from what our actual financial position or results of operations would have been had the Amicus Acquisition been completed on the dates indicated. The unaudited pro forma condensed combined financial information was derived from our and Amicus’ audited and unaudited historical financial statements and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Amicus Acquisition and related transactions. The assets and liabilities of Amicus were measured at fair value based on various preliminary estimates using assumptions that we believed were reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the unaudited pro forma condensed combined financial information and the final acquisition accounting will occur and could have a material impact on the unaudited pro forma condensed combined financial information and the ultimate combined company’s financial position and future results of operations.
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
As of March 31, 2026, we had cash and cash equivalents totaling $2.2 billion, restricted cash equivalents of $850.0 million and debt obligations of $1.5 billion (undiscounted), which consisted of the Notes. In April 2026, we incurred $2.0 billion of indebtedness under a senior secured term loan B facility (the Term Loan B Facility) and $800.0 million of indebtedness under a senior secured term loan A facility (the Term Loan A Facility and, together with the Term Loan B Facility, the Term Facilities) and entered into a $600.0 million senior secured revolving credit facility (the Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities. The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the Notes and under the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement), but also to repay the principal amounts associated with the 2027 Notes (if not converted), the 2034 Notes and any Loans (as defined therein) outstanding under the 2026 Credit Agreement.
We may require additional financing to fund the repayment of the Notes and the Loans, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.
We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:
•our ability to successfully market, protect, and sell our products;
•the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities, the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
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
*We have incurred in the past and may in the future incur substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
As of March 31, 2026, we had $1.5 billion (undiscounted) principal amount of indebtedness, all of which was outstanding under the Notes. In August 2024, we entered into an unsecured credit agreement (the 2024 Credit Agreement) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for $600.0 million in revolving loan commitments (the 2024 Credit Facility). As of March 31, 2026, no amounts were outstanding under the 2024 Credit Facility. The 2024 Credit Facility was terminated in April 2026. In April 2026, we entered into the 2026 Credit Agreement providing for the $2.0 billion Term Loan B Facility, the $800.0 million Term Loan A Facility and the $600.0 million Revolving Facility. Our indebtedness may:
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

In addition, the indenture governing our 2034 Notes and the 2026 Credit Agreement contain, and any future indebtedness that we may incur may contain, financial and/or other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2026 Credit Agreement or the indentures governing our Notes, the outstanding borrowings thereunder could become immediately due and payable, the Revolving Facility lenders could refuse to permit additional borrowings under the Revolving Facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the 2026 Credit Agreement and the indentures governing the Notes, as applicable
*In addition, our ability to refinance our indebtedness will depend on capital markets and our financial condition at such time.
As of March 31, 2026, our outstanding indebtedness consisted of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027 and the 2034 Notes, which will be required to be repaid in cash at maturity in February 2034. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. If not sooner repaid, loans outstanding under our Term Loan B Facility will be required to be repaid in cash at maturity in April 2033 and loans outstanding under our Term Loan A Facility and Revolving Facility will be required to be repaid in cash at maturity in April 2031.
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
Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal, national or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our products or our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal, national or international regulatory inspection. We have in the past and may in the future face difficulty in expanding our manufacturing capabilities, which has and may contribute to increased costs and reduced margins.
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
•geopolitical tensions or conflicts, and economic instability;
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
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. For example, Russia’s invasion of Ukraine and the related impacts to Ukraine’s infrastructure and healthcare system has significantly impacted our ability to provide our therapies to patients in Ukraine. Sanctions issued by the U.S. and other countries against Russia and Belarus in response to the attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia and Belarus. Additionally, ongoing conflicts in the Middle East, including the conflict between the U.S. and Iran, have introduced additional geopolitical instability and uncertainty. We have operations in the Middle East, and this conflict has disrupted and may continue to disrupt our commercial operations and supply chain, which may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in the region.
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
We implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures, including with respect to Amicus, which has historically not engaged in any foreign exchange hedging activities, will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on patented pharmaceutical products and associated pharmaceutical ingredients. We are continuing to assess the potential impact of the proclamation on our business. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the United States is subject to tariffs. Notwithstanding the U.S. Supreme Court's recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
In addition, we have pursued, and may in the future pursue, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. Such proceedings are often protracted and expensive, and have unpredictable outcomes, which can include the initiation of defensive proceedings against us in retaliation.
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
In the EU, new rules on liability of defective products were adopted and came into force in December 2024. These rules apply to products placed on the market or put into service as of December 9, 2026, and aim to make it easier for certain victims to claim damages for certain defective products, for example by alleviating their burden of proof.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, natural disasters, geopolitical instability resulting from war, terrorism and other violence, tariffs and escalating trade tensions, effects of potential global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. Inflation (such as that recently observed in the U.S. and elsewhere) has increased our business costs and could become more significant in the future, and it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 16, 2025, by and among Inozyme Pharma, Inc., BioMarin Pharmaceutical Inc., and Incline Merger Sub, Inc., previously filed with the SEC on May 16, 2025, as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2
Agreement and Plan of Merger, dated as of December 19, 2025, by and among BioMarin Pharmaceutical Inc., Amicus Therapeutics, Inc. and Lynx Merger Sub 1, Inc., previously filed with the SEC on December 19, 2025, as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No.000-26727), which is incorporated herein by reference.

3.1
Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 12, 2017, as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

3.2
Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on February 26, 2026 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

4.1
Indenture, dated as of February 12, 2026, between BioMarin Pharmaceutical Inc. and U.S. Bank Trust Company, National Association, as trustee, previously filed with the SEC on February 12, 2026, as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

4.2
Form of Global Note, previously filed with the SEC on February 12, 2026, included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

4.3
Supplemental Indenture, dated as of April 27, 2026, by and among BioMarin Pharmaceutical Inc., certain guarantors party thereto and U.S. Bank Trust Company, National Association, previously filed with the SEC on April 27, 2026, as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.1
Credit Agreement, dated as of April 27, 2026, by and among BioMarin Pharmaceutical Inc., as the Borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto, previously filed with the SEC on April 27, 2026, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are embedded within the Inline XBRL document.
Link
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements

of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 5, 2026	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)