Form 10-Q
period 2026-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2026-08-06
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,573,759 shares of common stock, par value $0.001, outstanding as of July 28, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2026 and 2025
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Net product revenues	$984,393	$812,982	$1,744,471	$1,547,626
Royalty and other revenues	5,315	12,428	11,445	22,929
Total revenues	989,708	825,410	1,755,916	1,570,555
OPERATING EXPENSES:
Cost of sales	202,795	150,090	397,794	301,648
Research and development	206,952	161,308	385,748	320,039
Selling, general and administrative	395,549	232,279	653,839	438,395
Intangible asset amortization	73,492	4,846	77,975	9,693
Total operating expenses	878,788	548,523	1,515,356	1,069,775
INCOME FROM OPERATIONS	110,920	276,887	240,560	500,780

Interest income	10,480	18,827	33,040	37,840
Interest expense	(63,295)	(2,679)	(78,253)	(5,542)
Other income, net	3,279	4,833	7,240	2,879
INCOME BEFORE INCOME TAXES	61,384	297,868	202,587	535,957
Provision for income taxes	16,622	57,336	52,298	109,739
NET INCOME	$44,762	$240,532	$150,289	$426,218
EARNINGS PER SHARE, BASIC	$0.23	$1.25	$0.78	$2.23
EARNINGS PER SHARE, DILUTED	$0.23	$1.23	$0.77	$2.19
Weighted average common shares outstanding, basic	193,423	191,907	192,959	191,440
Weighted average common shares outstanding, diluted	194,467	197,091	194,147	196,643

COMPREHENSIVE INCOME	$40,216	$176,816	$154,979	$320,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2026 and December 31, 2025
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025 ⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$874,005	$1,311,679
Short-term investments	—	248,930
Accounts receivable, net	1,061,047	908,214
Inventory	1,782,524	1,298,883
Other current assets	254,047	185,784
Total current assets	3,971,623	3,953,490
Noncurrent assets:
Long-term investments	—	492,242
Property, plant and equipment, net	989,994	952,508
Intangible assets, net	4,879,367	213,837
Goodwill	655,745	196,199
Deferred tax assets	888,575	1,508,697
Other assets	338,138	277,049
Total assets	$11,723,442	$7,594,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,005,793	$759,031
Current portion of long-term debt, net	658,203	—
Total current liabilities	1,663,996	759,031
Noncurrent liabilities:
Long-term debt, net	3,527,939	597,176
Other long-term liabilities	209,815	150,816
Total liabilities	5,401,750	1,507,023
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 193,535,556 and 192,300,101 shares issued and outstanding, respectively	194	192
Additional paid-in capital	6,037,019	5,956,582
Company common stock held by the Nonqualified Deferred Compensation Plan	(11,233)	(10,508)
Accumulated other comprehensive loss	(8,783)	(13,473)
Retained earnings	304,495	154,206
Total stockholders’ equity	6,321,692	6,086,999
Total liabilities and stockholders’ equity	$11,723,442	$7,594,022
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2026 and 2025
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Shares of common stock, beginning balances (1)	193,269	191,756	192,300	190,761
Issuances under equity incentive plans	266	246	1,235	1,241
Shares of common stock, ending balances	193,535	192,002	193,535	192,002

Total stockholders' equity, beginning balances (1)	$6,212,107	$5,793,459	$6,086,999	$5,657,990
Common stock:
Beginning balances (1)	193	192	192	191
Issuances under equity incentive plans, net of tax	1	—	2	1
Ending balances	194	192	194	192
Additional paid-in capital:
Beginning balances (1)	5,966,868	5,794,302	5,956,582	5,802,068
Issuances under equity incentive plans, net of tax	4,728	5,894	(32,940)	(43,439)
Stock-based compensation	64,639	50,944	112,651	92,561
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	784	497	726	447
Ending balances	6,037,019	5,851,637	6,037,019	5,851,637
Company common stock held by the NQDC:
Beginning balances (1)	(10,450)	(11,177)	(10,508)	(11,227)
Common stock held by the NQDC	(783)	(497)	(725)	(447)
Ending balances	(11,233)	(11,674)	(11,233)	(11,674)
Accumulated other comprehensive loss:
Beginning balances (1)	(4,237)	19,151	(13,473)	61,653
Other comprehensive income (loss)	(4,546)	(63,716)	4,690	(106,218)
Ending balances	(8,783)	(44,565)	(8,783)	(44,565)
Retained earnings (accumulated deficit)
Beginning balances (1)	259,733	(9,009)	154,206	(194,695)
Net income	44,762	240,532	150,289	426,218
Ending balances	304,495	231,523	304,495	231,523
Total stockholders' equity, ending balances	$6,321,692	$6,027,113	$6,321,692	$6,027,113

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2026 and 2025
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,289	$426,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,049	40,632
Non-cash interest expense	27,912	1,320
Stock-based compensation	119,152	85,231
Impairment of assets	—	2,967
Deferred income taxes	2,261	61,771
Unrealized foreign exchange gains	(4,046)	(5,306)
Other	(5,534)	(4,633)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, net	(46,005)	(156,124)
Inventory	12,334	(72,462)
Other current assets	(23,589)	(15,092)
Other assets	9,005	(13,505)
Accounts payable and accrued liabilities	26,265	3,111
Other long-term liabilities	6,667	5,537
Net cash provided by operating activities	388,760	359,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,739)	(33,869)
Maturities and sales of investments	767,277	195,738
Purchases of investments	(25,792)	(202,433)
Purchase of intangible assets	(5,433)	(266)
Acquisition of Amicus, net of cash acquired	(5,067,630)	—
Other	4,966	—
Net cash used in investing activities	(4,376,351)	(40,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	6,655	7,707
Taxes paid related to net share settlement of equity awards	(39,504)	(51,089)
Payments of contingent consideration	—	—
Proceeds from borrowings	3,650,000	—
Payments of debt issuance costs	(65,604)	—
Net cash provided by (used in) financing activities	3,551,547	(43,382)
Effect of exchange rate changes on cash	(1,630)	(4,479)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(437,674)	270,974
Cash and cash equivalents:
Beginning of period	$1,311,679	$942,842
End of period	$874,005	$1,213,816
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$3,716	$3,637
Cash paid for income taxes	$53,504	$62,385
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities related to fixed assets	$8,025	$9,694

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Founded in 1997, the San Rafael, California-based company has a proven track record of innovation, with nine commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, BioMarin seeks to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other period.
On April 27, 2026, the Company completed the acquisition of Amicus Therapeutics, Inc. (Amicus). The results of Amicus’ operations, along with the preliminary estimated fair values of assets acquired and liabilities assumed in the acquisition, have been included in the Condensed Consolidated Financial Statements since the closing of the acquisition on April 27, 2026. Refer to Note 2 – Acquisitions for additional details related to the Amicus acquisition.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2026, other than the update to the foreign currency policy following the acquisition of Amicus, as described below. The Company’s significant accounting policies are disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Foreign Currency
While the functional currency of the Company and certain subsidiaries continues to be the U.S. Dollar (USD), the functional currency of certain acquired foreign subsidiaries is their respective local currency.
For subsidiaries whose functional currency is the USD, monetary assets and liabilities denominated in foreign currencies are remeasured using period-end exchange rates and non-monetary assets and liabilities are remeasured using historical exchange rates. Foreign currency transaction gains and losses resulting from the remeasurement are recognized in Other Income (Expense), Net in the Consolidated Statements of Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
For subsidiaries whose functional currency is their local currency, assets and liabilities are translated into USD using exchange rates in effect at the balance sheet date and income and expense items are translated using average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of these certain foreign subsidiaries into USD are recorded in Accumulated Other Comprehensive Income (Loss), a separate component of stockholders' equity. Foreign currency transaction gains and losses arising from transactions denominated in a currency other than the subsidiary’s functional currency are recognized in Other Income (Expense), Net in the Consolidated Statements of Income.

Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, that the Company believes are of significance or potential significance to the Company.

(2) ACQUISITIONS
On April 27, 2026, the Company completed the acquisition of Amicus, a publicly traded, global, biotechnology company. Under the terms of the merger agreement, the Company acquired all outstanding shares of Amicus common stock, and upon closing, Amicus became a wholly-owned subsidiary of BioMarin. The acquisition is expected to strengthen the Company's commercial portfolio by adding two new treatments to its existing portfolio of medicines that target lysosomal storage diseases: GALAFOLD (migalastat), the first oral treatment for Fabry disease, and POMBILITI (cipaglucosidase alfa-atga) + OPFOLDA (miglustat), a two-component therapy for Pompe disease. In connection with the acquisition, the Company also received U.S. rights to BMN 820 (formerly DMX-200), a potential first-in-class oral CCR2 inhibitor for focal segmental glomerulosclerosis (FSGS), a rare fatal kidney disease in Phase 3 development.
The total purchase consideration for the acquisition of Amicus was $5.3 billion, which consisted of cash consideration paid to former Amicus shareholders, cash payments related to the settlement of equity awards and stock options, the settlement of Amicus’ outstanding debt, and certain seller transaction costs paid by the Company on behalf of Amicus.
The transaction was financed through a combination of cash on hand and non-convertible debt financing. In connection with the acquisition, the Company issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes in February 2026, and obtained senior secured term loan facilities for $2.8 billion in aggregate principal in April 2026. Refer to Note 7 – Debt for additional details.
The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. The Company recorded acquisition-related costs of $30.4 million and $32.8 million in Selling, General and Administrative (SG&A) on the Company’s Condensed Consolidated Statements of Comprehensive Income during the three and six months ended June 30, 2026, respectively.
Total consideration transferred for the acquisition of Amicus is summarized as follows:

Cash paid to Amicus' shareholders	$4,563,463
Cash settlement towards Amicus’ RSUs and PSUs	142,636
Cash settlement towards pre-combination portion of stock options (1)	62,946
Transaction expenses settled by the Company on behalf of Amicus	121,596
Amicus debt repayment by the Company on behalf of Amicus (2)	432,920
Total consideration	$5,323,561
(1)Cash settlement towards the stock options consists of $51.9 million paid for vested stock options and $11.0 million paid for the pre-combination portion of unvested stock options that were accelerated as part of the acquisition. The fair value of the unvested stock options attributable to the post-combination period of $13.0 million is included in SG&A on the Company’s condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2026
(2)Includes cash settlement related to repayment of outstanding debt, prepayment penalty and accrued interest.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed as of April 27, 2026:

Cash and cash equivalents	$255,931
Accounts receivable (1)	123,912
Inventory	469,700
Other current assets	55,052
Property, plant and equipment	25,923
Intangible assets	4,750,000
Goodwill	459,164
Other assets	59,219
Accounts payable and accrued liabilities	(205,466)
Deferred tax liabilities	(565,050)
Other long-term liabilities	(104,824)
Total assets and liabilities	$5,323,561
(1)    The Company expects to collect all contractual accounts receivable based on information available as of the acquisition date.

The purchase price allocation presented above is preliminary as of June 30, 2026 and remains subject to revision during the measurement period, which extends up to one year from the acquisition date. The preliminary estimates of the fair values assigned to assets acquired and liabilities assumed, including identifiable intangible assets, deferred income taxes, and other acquired assets and assumed liabilities, are based on information available as of the filing date. As the Company obtains additional information and completes its valuation analyses, it may record adjustments to these preliminary amounts, with a corresponding adjustment to goodwill.
Intangible Assets
The fair values of the commercialized pharmaceutical products and in-process R&D (IPR&D) were determined using the multi-period excess earnings method. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair values of commercialized pharmaceutical products and IPR&D were 12.0% and 12.5%, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
The following table presents details of the purchased intangible assets acquired:

	Estimated Useful Life (in Years)	Fair Value
Commercialized pharmaceutical product – GALAFOLD	11	$3,000,000
Commercialized pharmaceutical product – POMBILITI + OPFOLDA	12	1,450,000
IPR&D - BMN 820	Indefinite	300,000
Total intangible assets		$4,750,000
The amortization expense related to acquired intangible assets for the three and six months ended June 30, 2026 was $69.0 million.
Inventory
The fair value of inventory acquired includes approximately $228.0 million step-up for GALAFOLD and POMBILITI + OPFOLDA. The fair value was primarily determined based on the estimated selling price of finished goods less the cost to complete the manufacturing process and selling effort. The amortization of the inventory step-up is recognized as a component of

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Cost of Sales on the Company’s Consolidated Statements of Comprehensive Income as the inventory is sold. The amortization expense related to inventory step-up for the three and six months ended June 30, 2026 was $11.7 million.
Leases
The Company recorded lease liabilities of approximately $53.8 million, which represent the present value of remaining lease payments over the respective lease terms, with a corresponding right-of-use assets of approximately $46.1 million, which represent the estimated fair value based on current market rental rates. As of June 30, 2026, the right-of-use assets are presented in Other assets on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026, the current portion of the lease liabilities is presented in Accounts payable and accrued liabilities whereas the non-current portion is presented in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.
Goodwill
The recognized goodwill is primarily attributed to a deferred tax liability associated with the acquired intangible assets and inventory step-up. Goodwill recognized for Amicus is not deductible for tax purposes.
Results of Operations and Pro forma Financial Information
The following table presents revenues and net earnings for Amicus since the acquisition date of April 27, 2026 through June 30, 2026:

Amount
Total revenue	$136,006
Net loss	$(91,932)

The unaudited pro forma results of operations for BioMarin as if the acquisition had occurred on January 1, 2025 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$1,038,914	$980,098	$1,984,908	$1,850,492
Net income (loss)	$(208,458)	$97,347	$(200,907)	$78,599
These unaudited pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2025. The unaudited pro forma information includes adjustments such as inventory step-up, amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, transaction costs and related income tax effects.
The significant nonrecurring adjustments reflected in the unaudited pro forma information above include the impact of (i) transaction costs of $47.1 million, (ii) post-combination stock-based compensation expense of $13.0 million, and (iii) commitment fee of $22.8 million relating to bridge loan commitment, all of which have been recognized as if incurred on the assumed acquisition date of January 1, 2025.

(3) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of the dates presented. There were no marketable securities as of June 30, 2026, and all marketable securities as of December 31, 2025 were classified as available-for-sale.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents
Level 1:
Cash	$527,517	$—	$—	$527,517	$527,517

Level 2:
Money market instruments	346,488	—	—	346,488	346,488
Total	$874,005	$—	$—	$874,005	$874,005

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$415,760	$—	$—	$415,760	$415,760	$—	$—

Level 2:
Money market instruments	895,919	—	—	895,919	895,919	—	—
Corporate debt securities	472,572	3,286	(3)	475,855	—	189,566	286,289
U.S. government agency securities	206,018	1,197	(1)	207,214	—	59,115	148,099
Asset-backed securities	57,687	420	(4)	58,103	—	249	57,854
Subtotal	1,632,196	4,903	(8)	1,637,091	895,919	248,930	492,242
Total	$2,047,956	$4,903	$(8)	$2,052,851	$1,311,679	$248,930	$492,242
(1)    The Company’s short-term marketable securities as of December 31, 2025 matured in one year or less.
(2)    The Company’s long-term marketable securities as of December 31, 2025 matured between one and five years.

(4) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$259,353	$106,510
Work-in-process	1,240,090	801,061
Finished goods	283,081	391,312
Total inventory	$1,782,524	$1,298,883

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Property, Plant and Equipment, Net consisted of the following:

	June 30, 2026	December 31, 2025
Property, plant and equipment, gross	$2,101,032	$2,026,813
Accumulated depreciation	(1,111,038)	(1,074,305)
Total property, plant and equipment, net	$989,994	$952,508
Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2026 was $9.6 million and $18.4 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and six months ended June 30, 2025 was $10.6 million and $24.8 million, respectively.
Intangible Assets, Net consisted of the following:

	June 30, 2026	December 31, 2025
Finite-lived intangible assets	$5,173,642	$723,966
Indefinite-lived intangible assets	300,000	—
Gross intangible assets:	5,473,642	723,966
Accumulated amortization	(594,275)	(510,129)
Net carrying value	$4,879,367	$213,837

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable and accrued operating expenses	$406,977	$312,768
Accrued rebates payable	243,526	166,925
Accrued compensation expense	220,506	219,422
Accrued Interest	47,129	907
Foreign currency exchange forward contracts	33,525	31,007
Lease liability	16,058	8,685
Accrued royalties payable	15,502	7,968
Accrued income taxes	9,137	3,667
Other	13,433	7,682
Total accounts payable and accrued liabilities	$1,005,793	$759,031

(5) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Other than the Company’s debt obligations disclosed in Note 7 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of June 30, 2026 or December 31, 2025. Other than assets acquired from the Amicus acquisition discussed in Note 2 - Acquisitions, the Company had no financial assets or

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
liabilities that are remeasured on a recurring or non-recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of June 30, 2026 or December 31, 2025.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following, except for derivatives, which are discussed in Note 6 – Derivative Instruments and Hedging Strategies and the Term Loan A Facility, which is discussed in Note 7 - Debt:

	June 30, 2026	December 31, 2025
Assets:
Other current assets:
NQDC Plan assets	$4,541	$3,765
Other assets:
NQDC Plan assets	45,417	41,689
Total assets	$49,958	$45,454
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$4,541	$3,765
Other long-term liabilities:
NQDC Plan liability	45,417	41,689
Total liabilities	$49,958	$45,454
There were no transfers between levels during the three and six months ended June 30, 2026.
(6) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the impact of changes in the value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the USD, primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and have maturities of up to two years. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Sell	$1,384,297	$1,573,184
Purchase	$306,940	$385,499

Derivatives not designated as hedging instruments:
Sell	$432,337	$356,285
Purchase	$96,696	$36,798

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$30,413	$17,585
Other assets	9,461	5,591
Subtotal	$39,874	$23,176

Derivative Liabilities
Accounts payable and accrued liabilities	$33,066	$30,134
Other long-term liabilities	7,554	9,905
Subtotal	$40,620	$40,039

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$5,975	$2,479

Derivative Liabilities
Accounts payable and accrued liabilities	$459	$873

Total Derivative Assets	$45,849	$25,655
Total Derivative Liabilities	$41,079	$40,912
For additional discussion of fair value measurements, see Note 5 - Fair Value Measurements.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$(6,675)	$(2,063)	$(19,087)	$10,482
Operating expenses	$2,620	$1,514	$6,221	$(1,092)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses	$(1,206)	$(24,070)	$(1,019)	$(36,179)
As of June 30, 2026, the Company expects to reclassify unrealized losses of $2.7 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenues and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 8 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) DEBT
As of June 30, 2026, the Company had outstanding fixed-rate notes and variable-rate term loans for an undiscounted aggregate principal amount of $4.3 billion. The debt detailed below incurs interest to be paid periodically in arrears. The following table summarizes information regarding the Company’s debt:

	June 30, 2026	December 31, 2025
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)(1)	$600,000	$600,000
5.5% senior unsecured notes due in February 2034 (the 2034 Notes)	850,000	—
Term Loan A	800,000	—
Term Loan B	2,000,000	—
Total debt	4,250,000	600,000
Less: Unamortized discount and deferred offering costs	(63,858)	(2,824)
Total debt, net	$4,186,142	$597,176

Fair value of debt(2) :	June 30, 2026
2027 Notes	$584,762
2034 Notes	835,176
Term Loan A	796,000
Term Loan B	2,002,500
Total fair value of debt	$4,218,438
(1)    For additional information related to the Company’s 2027 Notes, see Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(2)    The fair value of the Company’s debts are based on open-market trades (Level 1 of the fair value hierarchy), except for the Term Loan A Facility, whose fair value was based on observable market inputs for comparable debt instruments (Level 2 of the fair value hierarchy). For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Interest expense related to the Company’s debt and bridge loan commitment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Coupon interest expense	$41,167	$1,875	$49,972	$3,750
Bridge commitment fee	17,492	—	22,813	—
Accretion of discount on convertible notes and term loans	1,571	485	2,058	970
Amortization of debt issuance costs	498	27	777	53
Total interest expense on debt	$60,728	$2,387	$75,620	$4,773
Term Loans and Revolving Credit Facility
In connection with the acquisition of Amicus in April 2026, the Company entered into a senior secured credit agreement (the 2026 Credit Agreement) consisting of an $800.0 million senior secured term loan A facility (Term Loan A Facility), a $2.0 billion senior secured term loan B facility (Term Loan B Facility, and, together with the Term Loan A Facility, the Term Facilities), and a $600.0 million senior secured revolving credit facility (the 2026 Revolving Facility). The proceeds from the Term Facilities were used to finance a portion of the acquisition consideration and related transaction costs. The Company incurred $46.2 million of issuance costs, which were deferred and will be amortized over the life of the Term Facilities and recorded as interest expense.
Borrowings under the Term Facilities and the 2026 Revolving Facility bear interest at variable rates based on Secured Overnight Financing Rate (SOFR) or an alternate base rate, plus an applicable margin as specified in the 2026 Credit Agreement. Interest on SOFR borrowings is payable at the end of each applicable interest period and, for interest periods greater than three months, at least quarterly.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Term Loan A Facility matures on April 27, 2031 and requires quarterly principal repayments equal to 1.25% of the original principal amount, with the remaining outstanding principal balance due at maturity. The Term Loan B Facility matures on April 27, 2033 and requires quarterly principal repayments equal to 0.25% of the original principal amount, with the remaining outstanding principal balance due at maturity.

The 2026 Revolving Facility matures on April 27, 2031 and there were no borrowings outstanding under the 2026 Revolving Facility as of June 30, 2026. The Company had the full $600.0 million of borrowing capacity available under the facility, subject to compliance with the terms of the 2026 Credit Agreement. The 2026 Credit Agreement contains customary affirmative and negative covenants, including, among others, covenants that restrict the Company's ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets, and enter into transactions with affiliates, in each case subject to exceptions set forth therein.
2034 Notes
In February 2026, the Company issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes with a maturity date of February 15, 2034, and the proceeds from the issuance were deposited into an escrow account and subsequently used to fund the Amicus acquisition. The 2034 Notes bear interest at the rate of 5.5% per annum. Interest is payable semi-annually with cash in arrears on February 15 and August 15 of each year, beginning August 15, 2026. Net proceeds from the offering were $832.3 million. The Company incurred $17.7 million of issuance costs, which were deferred and will be amortized over the life of the 2034 Notes and recorded as interest expense.
The indenture governing the Notes contains customary covenants that, among other things, restrict, with certain exceptions, the ability of the Company and its subsidiaries to incur additional debt, pay dividends, make certain other restricted payments, incur debt secured by liens, dispose of assets, engage in consolidations and mergers or sell or transfer all or substantially all of its assets. The offer and sale of the 2034 Notes have not been registered under the Securities Act or any state securities laws.
Bridge Commitment
In December 2025, the Company entered into a debt financing commitment letter and related fee letter with certain lenders, pursuant to which the lenders committed to provide the Company with debt financing up to approximately $3.7 billion (the Bridge Commitment) in the form of a 364-day senior secured bridge loan facility (Bridge Facility), the proceeds of which would be available for the acquisition of Amicus. In connection with the issuance of the 2034 Notes, the Bridge Commitment was reduced to $2.8 billion. Upon entry into the senior secured term loan facility in April 2026, the remaining Bridge Commitment was reduced to zero. As a result, the Company recognized approximately $17.5 million and $22.8 million of commitment fees during the three and six months ended June 30, 2026, respectively, which is presented as Interest expense on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 2 – Acquisitions for additional details related to the Amicus acquisition.
(8) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income and reclassifications out of AOCI, for the periods presented.

	Three Months Ended June 30, 2026
	Unrealized Gains (Losses) on Cash Flow Hedges	Cumulative Translation Adjustment	Total
AOCI balance as of March 31, 2026	$(4,237)	$—	$(4,237)
Other comprehensive income (loss) before reclassifications	(564)	(8,037)	(8,601)
Less: gain (loss) reclassified from AOCI	(4,055)	—	(4,055)
Tax effect	—	—	—
Net current-period other comprehensive income (loss)	3,491	(8,037)	(4,546)
AOCI balance as of June 30, 2026	$(746)	$(8,037)	$(8,783)

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of March 31, 2025	$16,233	$2,918	$19,151
Other comprehensive income (loss) before reclassifications	(64,576)	405	(64,171)
Less: gain (loss) reclassified from AOCI	(549)	—	(549)
Tax effect	—	(94)	(94)
Net current-period other comprehensive income (loss)	(64,027)	311	(63,716)
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)

	Six Months Ended June 30, 2026
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Cumulative Translation Adjustment	Total
AOCI balance as of December 31, 2025	$(17,244)	$3,771	$—	$(13,473)
Other comprehensive income (loss) before reclassifications	3,632	(4,895)	(8,037)	(9,300)
Less: gain (loss) reclassified from AOCI	(12,866)	—	—	(12,866)
Tax effect	—	1,124	—	1,124
Net current-period other comprehensive income (loss)	16,498	(3,771)	(8,037)	4,690
AOCI balance as of June 30, 2026	$(746)	$—	$(8,037)	$(8,783)

	Six Months Ended June 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(98,228)	1,839	(96,389)
Less: gain (loss) reclassified from AOCI	9,390	—	9,390
Tax effect	—	(439)	(439)
Net current-period other comprehensive income (loss)	(107,618)	1,400	(106,218)
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)
For additional discussion of reclassifications from AOCI see Note 6 – Derivative Instruments and Hedging Strategies.
(9) SEGMENT INFORMATION
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
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$989,708	$825,410	$1,755,916	$1,570,555
Less:
Cost of sales	202,795	150,090	397,794	301,648
R&D expenses
Research and early pipeline	85,069	95,968	172,360	186,438
Later-stage clinical programs	50,295	13,133	86,472	27,424
Marketed products	71,588	52,207	126,916	106,177
SG&A expenses
S&M expenses	142,186	122,100	267,113	224,631
G&A expenses	253,363	110,179	386,726	213,764
Other segment expense, net (1)	139,650	41,201	168,246	84,255
Net income	$44,762	$240,532	$150,289	$426,218
(1)Other segment expense, net during the three and six months ended June 30, 2026 and 2025 include intangible asset amortization, interest income and expense, other income, net and income tax expense.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
VOXZOGO	$252,528	$221,391	$472,408	$435,145

Metabolic Conditions (formerly Enzyme Therapies):
VIMIZIM	194,371	215,424	404,575	403,770
NAGLAZYME	135,255	128,867	265,329	243,157
PALYNZIQ	135,167	105,938	224,725	199,207
GALAFOLD(1)	105,748	—	105,748	—
BRINEURA	51,370	48,692	98,474	89,054
ALDURAZYME	43,539	56,437	80,281	105,414
POMBILITI + OPFOLDA(1)	30,258	—	30,258	—

KUVAN	24,444	27,034	48,324	52,170
ROCTAVIAN	11,713	9,199	14,349	19,709
Total net product revenues	984,393	812,982	1,744,471	1,547,626
Royalty and other revenues	5,315	12,428	11,445	22,929
Total revenues	$989,708	$825,410	$1,755,916	$1,570,555
(1)     The Company commenced recognizing revenue related to GALAFOLD and POMBILITI + OPFOLDA on April 27, 2026 following its acquisition of Amicus. Refer to Note 2 - Acquisitions for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$371,074	$272,554	$614,018	$514,248
Europe	297,498	243,138	516,334	472,716
Latin America	103,917	98,118	212,081	186,400
Rest of world	168,365	142,735	321,757	268,848
Total net product revenues marketed by the Company	940,854	756,545	1,664,190	1,442,212
ALDURAZYME net product revenues marketed by Sanofi	43,539	56,437	80,281	105,414
Total net product revenues	$984,393	$812,982	$1,744,471	$1,547,626

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	13%	15%	14%	15%
Customer B	11	12	11	12
Customer C	11	11	10	11
Total	35%	38%	35%	38%
Concentration Information
On a consolidated basis, one customer accounted for 18% of the Company’s June 30, 2026 accounts receivable balance compared to two customers who accounted for 20% and 10%, respectively, of the accounts receivable balance as of December 31, 2025. As of June 30, 2026, and December 31, 2025, the accounts receivable balance for Sanofi included $157.6 million and $148.0 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, wars and military conflicts, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate as of June 30, 2026 based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
(10) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of RSUs and stock options as well as other forms of equity compensation to its employees, officers and non-employee directors. The Company also has an Employee Stock Purchase Plan (ESPP). Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$5,005	$4,156	$8,596	$6,347
Research and development	15,895	13,845	27,549	25,972
Selling, general and administrative	54,795	29,530	83,007	52,912
Total stock-based compensation expense	$75,695	$47,531	$119,152	$85,231

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(11) RESTRUCTURING
Corporate Initiatives
In connection with the Company’s plan to simplify its organizational design and strategic initiatives, the Company committed to plans in the first quarter of 2026 to reduce its global workforce. Restructuring charges associated with the reorganization and strategic initiatives comprised of one-time cash expenditures for severance and other employee termination benefits. These reductions are expected to be substantially complete by the end of 2026.
Amicus Integration
In April 2026, the Company committed to a restructuring plan related to the integration of Amicus. This restructuring plan is intended to realize certain targeted synergies following the acquisition, primarily through reductions in overlapping personnel costs within the general and administrative functions. Restructuring charges associated with Amicus integration comprised of one-time cash expenditures for severance and other employee termination benefits. These reductions are expected to be completed in phases through April 2027.
Restructuring charges and adjustments were included in SG&A in the Condensed Consolidated Statements of Comprehensive Income. Restructuring charges consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Restructuring charges - Corporate initiatives	$3,282	$11,594
Restructuring charges - Amicus integration	53,140	53,140
	$56,422	$64,734
The following unpaid balance as of June 30, 2026 was recorded to Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets:

Severance and related costs
Balance as of December 31, 2025	$3,180
Additions and adjustments	64,734
Payments	(16,136)
Balance as of June 30, 2026	$51,778
(12) EARNINGS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income, basic	$44,762	$240,532	$150,289	$426,218
Add: Interest expense, net of tax, on the Company's convertible debt	—	1,833	—	3,665
Net income, diluted	$44,762	$242,365	$150,289	$429,883
Denominator:
Weighted-average common shares outstanding, basic	193,423	191,907	192,959	191,440
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	1,044	819	1,188	838
Common stock issuable under the Company’s convertible debt	—	4,365	—	4,365
Weighted-average common shares outstanding, diluted	194,467	197,091	194,147	196,643
Earnings per common share, basic	$0.23	$1.25	$0.78	$2.23
Earnings per common share, diluted	$0.23	$1.23	$0.77	$2.19
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock issuable under the Company's equity incentive plans	13,284	11,815	13,140	11,795
Common stock issuable under the Company’s convertible debt	4,365	—	4,365	—
Total number of potentially issuable shares	17,649	11,815	17,505	11,795
(13) COMMITMENTS AND CONTINGENCIES
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
License Agreements
As part of the Amicus acquisition, the Company assumed the existing license agreement with Dimerix Limited (Dimerix) for the U.S. commercialization rights for DMX-200 (now known as BMN 820) for the treatment of FSGS and other indications. Pursuant to the agreement, if future development, regulatory or commercial milestones are met, the Company will be obligated to pay Dimerix up to a maximum aggregate amount of $510.0 million and tiered royalties of BMN 820 net sales in the U.S. ranging from the low-teens to low-twenties. Refer to Note 2 - Acquisitions for additional information on the acquisition.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of June 30, 2026, such commitments were estimated at $854.4 million, of which $361.5 million is expected to be paid in 2026 as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Overview
We are a leading, global rare disease biotechnology company focused on delivering medicines for people living with genetically defined conditions. Founded in 1997, our San Rafael, California-based company has a proven track record of innovation, with nine commercial therapies and a strong clinical and preclinical pipeline. Using a distinctive approach to drug discovery and development, we seek to unleash the full potential of genetic science by pursuing category-defining medicines that have a profound impact on patients.
On April 27, 2026, we completed the acquisition of Amicus Therapeutics, Inc. (Amicus). The results of operations of Amicus, along with the preliminary estimated fair values of assets acquired and liabilities assumed in the acquisition, have been included in the Condensed Consolidated Financial Statements since the closing of the acquisition on April 27, 2026. Refer to Note 2 – Acquisitions for additional details related to the Amicus acquisition.
A summary of our commercial products, as of June 30, 2026, is provided below:

Commercial Products(1)	Indication
VOXZOGO (vosoritide)	Achondroplasia

Metabolic Conditions (formerly Enzyme Therapies):
ALDURAZYME (laronidase)	MPS I
BRINEURA (cerliponase alfa)	Neuronal ceroid lipofuscinosis type 2 (CLN2)
GALAFOLD (migalastat HCl)(2)	Fabry
NAGLAZYME (galsulfase)	MPS VI
PALYNZIQ (pegvaliase-pqpz)	Phenylketonuria (PKU)
POMBILITI + OPFOLDA (cipaglucosidase alfa-atga/miglustat)(2)	Pompe
VIMIZIM (elosulfase alpha)	Mucopolysaccharidosis (MPS) IVA

KUVAN (sapropterin dihydrochloride)	PKU
(1)    In 2026, we announced that we will no longer market ROCTAVIAN. For additional information related to ROCTAVIAN, see Note 19 - Restructuring to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2025.
(2)    We acquired two commercial products, GALAFOLD and POMBILITI + OPFOLDA, in connection with the acquisition of Amicus on April 27, 2026. Refer to Note 2 - Acquisitions to our accompanying Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$989.7	$825.4	$1,755.9	$1,570.6
Cost of sales	$202.8	$150.1	$397.8	$301.6
Research and development (R&D)	$207.0	$161.3	$385.7	$320.0
Selling, general and administrative (SG&A)	$395.5	$232.3	$653.8	$438.4
Intangible asset amortization	$73.5	$4.8	$78.0	$9.7
Interest expense	$63.3	$2.7	$78.3	$5.5
Provision for income taxes	$16.6	$57.3	$52.3	$109.7
Net income	$44.8	$240.5	$150.3	$426.2
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
•In July 2026, we submitted our supplemental new drug application (sNDA) to the U.S. Food and Drug Administration (FDA) for the approval of VOXZOGO for the treatment of hypochondroplasia following our announcement in May 2026 that the Phase 3 CANOPY-HCH-3 study met its primary endpoint.
•In July 2026, we announced that the FDA accepted our sNDA for full approval of VOXZOGO in children with achondroplasia, with a Prescription Drug User Fee Act (PDUFA) target action date of February 28, 2027.
•In July 2026, BioMarin and the n-Lorem Foundation entered into a collaboration and global exclusive license agreement to develop a potential first-in-disease antisense oligonucleotide (ASO) medicine for ReNU syndrome, a serious, rare neurodevelopmental condition with no approved targeted therapies.
•In June 2026, the European Commission approved PALYNZIQ for adolescents 12 years and older with PKU. In February 2026, FDA approved PALYNZIQ for adolescents 12 years of age and older with PKU.
•In May 2026, we announced that BMN 401 did not meet one of its two co-primary endpoints for the treatment of ENPP1 deficiency. Following the pivotal ENERGY 3 trial data readout, in August 2026, we made the decision to discontinue development of BMN 401 across all indications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
•In April 2026, we acquired Amicus which is expected to strengthen our commercial portfolio with the addition of GALAFOLD and POMBILITI + OPFOLDA. We also acquired U.S. rights to BMN 820 (formerly DMX-200), a potential first-in-class oral CCR2 inhibitor for focal segmental glomerulosclerosis (FSGS). See Note 2 - Acquisitions to our accompanying Condensed Consolidated Financial Statements for additional information regarding the acquisition.
•In April 2026, we obtained senior secured term loan facilities for $2.8 billion in aggregate principal. In February 2026, we issued $850.0 million in aggregate principal amount of 5.5% senior unsecured notes due 2034 (the 2034 Notes). The proceeds from the secured term loan facilities and the 2034 Notes were used to finance a portion of the Amicus acquisition. See “Financial Condition, Liquidity and Capital Resources” below for additional information regarding our indebtedness.
•In April 2026, the first patient was enrolled in the registration-enabling Phase 2/3 study of BMN 333, our long-acting C-type natriuretic peptide (CNP) for achondroplasia.
See the risk factors described under “Business and Operational Risks” section in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
VOXZOGO	$252.5	$221.4	$31.1	$472.4	$435.1	$37.3

Metabolic Conditions:
VIMIZIM	194.4	215.4	(21.0)	404.6	403.8	0.8
NAGLAZYME	135.3	128.9	6.4	265.3	243.2	22.1
PALYNZIQ	135.2	105.9	29.3	224.7	199.2	25.5
GALAFOLD	105.7	—	105.7	105.7	—	105.7
BRINEURA	51.4	48.7	2.7	98.5	89.1	9.4
ALDURAZYME	43.5	56.4	(12.9)	80.3	105.4	(25.1)
POMBILITI + OPFOLDA	30.3	—	30.3	30.3	—	30.3

KUVAN	24.4	27.1	(2.7)	48.4	52.1	(3.7)
ROCTAVIAN	11.7	9.2	2.5	14.3	19.7	(5.4)
Total net product revenues	$984.4	$813.0	$171.4	$1,744.5	$1,547.6	$196.9
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
The increase in Net Product Revenues for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily attributed to the following:
•GALAFOLD and POMBILITI + OPFOLDA: revenues from commercial products acquired on April 27, 2026;
•VOXZOGO: higher sales volume from new patients initiating therapy across all regions; and
•PALYNZIQ: higher sales volume from new patients initiating therapy, primarily in the U.S.
These increases were partially offset by the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•VIMIZIM: lower sales volume due to timing of large government orders outside the U.S.; and
•ALDURAZYME: lower sales volume due to timing of order fulfillment to Sanofi.
In certain countries, governments place large periodic orders for our products. We expect that the timing of these large government orders will continue to be inconsistent, which has created in the past and may continue to create significant period to period variation in our revenues.
With respect to VOXZOGO, GALAFOLD and POMBILITI + OPFOLDA, see also the risk factors “Our success depends on our ability to manage our growth and execute our corporate strategy.” and “If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenues could be adversely affected.” in "Risk Factors" in Part II, Item 1A of this Quarterly Report for additional information on risk factors that could impact our business and operations.
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

The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Sales denominated in USD	$488.3	$403.1	$85.2	$851.0	$762.0	$89.0
Sales denominated in foreign currencies	496.1	409.9	86.2	893.5	785.6	107.9
Total net product revenues	$984.4	$813.0	$171.4	$1,744.5	$1,547.6	$196.9

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$6.6	$(7.1)	$13.7	$15.3	$(20.7)	$36.0
The favorable impact for the three and six months ended June 30, 2026 was primarily driven by strengthening of the Euro, partially offset by weakening of the Argentine Peso. The unfavorable impact for the three and six months ended June 30, 2025 was primarily driven by weakening of the Argentine Peso, Brazilian Real and Mexican Peso.
Cost of Sales and Gross Margin
Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, amortization of technology transfer intangible assets and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products, idle plant costs, charges for inventory write downs and amortization of acquired inventory fair value step-up recorded from business combinations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The following table summarizes our Cost of Sales and Gross Margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Total revenues	$989.7	$825.4	$164.3	$1,755.9	$1,570.6	$185.3
Cost of sales	$202.8	$150.1	$52.7	$397.8	$301.6	$96.2
Gross margin	79.5%	81.8%	(2.3)%	77.3%	80.8%	(3.5)%
Cost of sales increased and Gross margin decreased in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in sales volume and amortization of acquired inventory fair value step-up associated with the products acquired from Amicus. Cost of sales increased and Gross margin decreased in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in sales volume, a $31.0 million charge recorded in first quarter of 2026 associated with an unsuccessful process qualification campaign to expand NAGLAZYME manufacturing capabilities, and amortization of acquired inventory fair value step-up.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research and early pipeline	$85.1	$96.0	$(10.9)	$172.3	$186.4	$(14.1)
Later-stage clinical programs	50.3	13.1	37.2	86.5	27.4	59.1
Marketed products	71.6	52.2	19.4	126.9	106.2	20.7
Total R&D expense	$207.0	$161.3	$45.7	$385.7	$320.0	$65.7
The increase in R&D expense for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to higher spend on BMN 401, a later-stage clinical program acquired in the third quarter of 2025, and an increase in R&D spend for two marketed products acquired from Amicus in April 2026. These increases were partially offset by lower spend on Research and early pipeline due to discontinued programs.
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
SG&A expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
S&M	$142.2	$122.1	$20.1	$267.1	$224.6	$42.5
G&A	253.3	110.2	143.1	386.7	213.8	172.9
Total SG&A expense	$395.5	$232.3	$163.2	$653.8	$438.4	$215.4
S&M expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Metabolic Conditions	$75.8	$56.0	$19.8	$139.1	$104.6	$34.5
VOXZOGO	48.8	42.9	5.9	93.1	77.4	15.7
Other	17.6	23.2	(5.6)	34.9	42.6	(7.7)
Total S&M expense	$142.2	$122.1	$20.1	$267.1	$224.6	$42.5
The increase in S&M expense for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to expenses associated with commercial products acquired in the Amicus transaction and higher spend related to global expansion of VOXZOGO.
The increase in G&A expense for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to integration and restructuring charges related to the acquisition of Amicus and incremental administrative costs related to ongoing support of corporate initiatives.
Intangible Asset Amortization
Intangible Asset Amortization was as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Amortization of intangible assets	$73.5	$4.8	$68.7	$78.0	$9.7	$68.3
The increase in Amortization of intangible assets for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to the amortization of the intangible assets acquired from Amicus on April 27, 2026. With the addition on the acquired intangible assets, we expect amortization of intangible assets to increase over the next 12 months.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$10.5	$18.8	$(8.3)	$33.0	$37.8	$(4.8)
The decrease in Interest income for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to lower cash and investment balances as investments were liquidated to fund a portion of the Amicus transaction. We expect Interest income to decrease over the next 12 months due to lower cash and investment balances.
Interest Expense
We incur interest expense primarily on our long-term debt. Interest Expense for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$63.3	$2.7	$60.6	$78.3	$5.5	$72.8
The increase in Interest expense for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to borrowings obtained to finance a portion of the Amicus transaction in April 2026. The increase was also partially attributable to bridge commitment fees that were amortized to interest expense following the termination of the bridge commitment. We expect Interest expense to increase over the next 12 months due to long-term debt financings completed in 2026. See Note 7 - Debt to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Other Income, Net
Other Income, Net for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Other income, net	$3.3	$4.8	$(1.5)	$7.2	$2.9	$4.3
Other Income, Net for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was relatively flat. The increase in Other Income, Net for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to gain on sale of marketable securities resulting from the sale of our short-term and long-term investments to fund the Amicus transaction.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)

Provision for Income Taxes
The Provision for Income Taxes for the periods presented was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Provision for income taxes	$16.6	$57.3	$(40.7)	$52.3	$109.7	$(57.4)

The decrease in Provision for Income Taxes for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to lower pre-tax income.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$874.0	$1,311.7	$(437.7)
Short-term investments	—	248.9	(248.9)
Long-term investments	—	492.2	(492.2)
Total cash, cash equivalents and investments	$874.0	$2,052.8	$(1,178.8)
We believe cash generated from sales of our commercial products, in addition to our cash, cash equivalents and external financings, will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our debt service commitments relating to the Amicus acquisition. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash. We will need to raise additional funds by issuing equity, debt or convertible securities, taking loans or entering into collaborative or other agreements if we are unable to satisfy our liquidity requirements. For example, we may require additional financing to fund the repayment of our outstanding indebtedness, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. The timing and mix of our funding alternatives could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we settle our long-term debt in cash. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding convertible debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$388.8	$359.7	$29.1
Net cash used in investing activities	$(4,376.4)	$(40.8)	$(4,335.6)
Net cash provided by (used in) financing activities	$3,551.5	$(43.4)	$3,594.9
The increase in net cash provided by operating activities in the six months ended June 30, 2026 compared to June 30, 2025 was primarily attributed to timing of cash receipts from our customers and a decrease in inventory purchases, partially offset by a decrease in Net Income.
The increase in net cash used in investing activities in the six months ended June 30, 2026 compared to June 30, 2025 was primarily attributable to approximately $5.1 billion net cash paid for acquisition of Amicus, partially offset by higher net maturities of marketable securities.
The increase in net cash provided by financing activities in the six months ended June 30, 2026 compared to June 30, 2025 was primarily attributable to proceeds from the secured term loan facilities and the 2034 Notes.
Financing

As of June 30, 2026, we had approximately $4.3 billion (undiscounted) aggregate principal amount of indebtedness, which requires and will require material cash payments for interest and principal. Our indebtedness consisted of:
•$600.0 million aggregate principal amount of 1.25% senior subordinated convertible notes due May 2027 (the 2027 Notes);
•$850.0 million aggregate principal amount of 5.5% senior unsecured notes due February 2034;
•$800.0 million outstanding under a senior secured term loan A facility maturing in April 2031 (the Term Loan A Facility); and
•$2,000.0 million outstanding under a senior secured term loan B facility maturing in April 2033 (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Facilities).
In April 2026, we used the net proceeds from the 2034 Notes, borrowings under the Term Facilities and approximately $1.7 billion of cash on hand to fund the consideration payable in connection with the Amicus acquisition, totaling approximately $5.3 billion. As a result of the acquisition financing, the aggregate principal amount of our indebtedness increased from approximately $1.5 billion as of March 31, 2026 to approximately $4.3 billion as of June 30, 2026.

Our increased indebtedness has increased our cash requirements, including fixed-rate interest payments on the 2027 Notes and 2034 Notes, variable-rate interest payments and scheduled principal payments under the Term Facilities. The 2027 Notes mature in May 2027 and, to the extent not converted, repurchased, refinanced or otherwise settled before maturity, will be required to be paid in cash. See also “In addition, our ability to refinance our indebtedness will depend on capital markets and our financial condition at such time” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report.

In April 2026, we also entered into a $600.0 million senior secured revolving credit facility maturing in April 2031 (the 2026 Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities). As of June 30, 2026, $600.0 million was available under the 2026 Revolving Facility subject to satisfaction of the applicable borrowing conditions under the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement), for working capital and general corporate purposes. As of June 30, 2026, there were no amounts outstanding under the 2026 Revolving Facility.

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

Borrowings under the Term Facilities bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect plus 0.50% per annum, (iii) a term Secured Overnight Financing Rate (SOFR) rate determined on the basis of a one-month interest period plus 1.00% per annum and (iv) 1.00%, in each case, plus the applicable margin, or (b) a term SOFR rate based on a one-, three- or six-month interest period, plus the applicable margin. The applicable margin for borrowings under the Term Loan B Facility is 0.75% for alternate base rate borrowings and 1.75% for term SOFR borrowings. The applicable margin for borrowings under the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Term Loan A Facility is initially 0.75% for alternate base rate borrowings and 1.75% for term SOFR borrowings and, beginning on the first business day immediately following delivery of the compliance certificate for the first full fiscal quarter ending after April 27, 2026, ranges from 0.00% to 0.75% for alternate base rate borrowings and from 1.00% to 1.75% for term SOFR borrowings, in each case based on our total net leverage ratio. Dollar-denominated borrowings under the 2026 Revolving Facility, if any, bear interest on the same basis and at the same applicable margins as borrowings under the Term Loan A Facility. Interest on alternate base rate borrowings is payable quarterly in arrears on the last business day of March, June, September and December and on the applicable maturity date. Interest on term SOFR borrowings is payable in arrears on the last day of the applicable interest period or, if earlier, on the maturity date of the applicable facility and, for any interest period exceeding three months, every three months after the beginning of such interest period. As a result, our interest expense and cash requirements under the Term Facilities will vary based on changes in applicable benchmark interest rates. See also “Interest Rate Market Risk” in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Our obligations under the 2026 Credit Agreement are guaranteed by certain of our subsidiaries and secured by first-priority liens on substantially all of our and the guarantors’ assets, subject to specified exceptions. The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict, subject to specified exceptions, our ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets and enter into transactions with affiliates. In addition, the Term Loan A Facility and 2026 Revolving Facility require us to maintain a maximum Total Net Leverage Ratio (as defined in the 2026 Credit Agreement) of 3.50 to 1.00, subject to a temporary increase to 4.00 to 1.00 in connection with certain acquisitions, and a minimum Interest Coverage Ratio (as defined in the 2026 Credit Agreement) of 3.00 to 1.00. As of June 30, 2026, we are in compliance with these covenants.

See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and the 2026 Senior Secured Credit Facilities and Note 10 to the Consolidated Financial Statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2025.
Material Cash Requirements
Material Indebtedness
Our increased indebtedness has increased our cash requirements, including fixed-rate interest payments on the 2027 Notes and 2034 Notes, variable-rate interest payments and scheduled principal payments under the Term Facilities. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.
Purchase and Lease Obligations, and Unrecognized Tax Benefits
As of June 30, 2026, we had obligations of approximately $854.4 million, of which $361.5 million is expected to be paid in 2026. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services.
Our lease commitments and unrecognized tax benefits as of June 30, 2026 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
See Note 13 - Commitments and Contingencies to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.
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
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2026, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)

Recent Accounting Pronouncements
See Note 1 - Business Overview and Significant Accounting Policies to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2026 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.
Interest Rate Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, investments, and our variable-rate term loans. The interest rate risk related to our variable-rate term loans arises from these bearing interest based on Secured Overnight Financing Rate (SOFR) or an alternate base rate plus a margin. As of June 30, 2026, our outstanding debt included $2.8 billion of variable-rate debt on Term Facilities. Assuming a 100 basis point increase in the applicable interest rates, annual interest expense on existing variable-rate debt would be expected to increase by approximately $28.0 million. The remaining outstanding debt as of June 30, 2026, was fixed-rate debt and is not exposed to risk related to changes in interest rates.
There were no borrowings under the 2026 Revolving Facility as of June 30, 2026.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2026.
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
(b) Changes in Internal Control over Financial Reporting
Except as otherwise noted below, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results.
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
On April 27, 2026, we completed our acquisition of Amicus Therapeutics, Inc. (Amicus), which was accounted for as a business combination using the acquisition method of accounting. The results of operations of the acquired Amicus business have been included in our results of operations since April 27, 2026. We are currently in the process of evaluating and integrating Amicus' historical internal controls into our control environment.

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
Our corporate strategy is focused on innovation, growth, and value commitment, which includes, among other things, the acceleration or discontinuation of certain programs, the continued expansion of our pipeline, updates to our commercial organizational model, and cost transformation. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
As part of the strategy, we are continuing to advance VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia, idiopathic short stature, and Noonan syndrome. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. We are also expanding our pipeline through external innovation. For example, in April 2026, we acquired Amicus Therapeutics, Inc. (Amicus) to expand and diversify our rare disease product portfolio (the Amicus Acquisition). In order to continue the development of our product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
As part of our corporate strategy, we have acquired, entered into agreements to acquire, and may continue to acquire, companies or businesses that we believe could complement, expand or enhance our product offerings. For example, in April 2026, we acquired Amicus to expand and diversify our rare disease product portfolio and acquired Inozyme Pharma, Inc. in July 2025 to add a late-stage enzyme replacement therapy product candidate, BMN 401 (formerly INZ-701). Our acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated.
In addition, once an acquisition is closed, integrating our business practices and operations with the acquired business’ so that we can fully realize the anticipated benefits of the acquisition could require us to devote significant management attention and resources. The success of current and future acquisitions will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and the acquired businesses’ operations. We have in the past and may in the future face risks or experience difficulties successfully integrating acquired businesses, such as Inozyme or Amicus, with our operations. Such difficulties could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. See “—Risks Related to the Amicus Acquisition” in this section for additional risks related to the Amicus Acquisition.
Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. For example, we have incurred significant indebtedness in connection with the Amicus Acquisition. In addition, as experienced with BMN 401, acquired product candidates have not and may not perform as expected, may not result in regulatory approval, may not be successful, may require significantly greater resources and investments than originally anticipated or may not produce the revenues, earnings or business synergies that we anticipated. As a result, the anticipated benefits of an acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely for seven years, along with other regulatory exclusivities that could block approval) or commercialize their products before we do. With respect to VOXZOGO, we face competition from other companies that have developed, and may in the future develop, products for treatment for achondroplasia. In addition, we face competition with respect to GALAFOLD and POMBILITI + OPFOLDA from several large pharmaceutical and biotechnology companies that currently market and sell products for the treatment of Fabry disease and Pompe disease. As we commercialize our products, we have faced and may continue to face intense competition from other pharmaceutical companies, some of which may have more extensive resources and/or established relationships in the communities we seek to treat. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
We also face competition from generic versions of our products. For example, generic versions of KUVAN are available in several countries around the world, including in the U.S. and the European Union (EU), which has adversely affected and will continue to adversely affect our revenues from KUVAN. In addition, we have and may in the future face challenges outside of the U.S. from competitors seeking to develop generic versions of GALAFOLD. Competitors launching generic versions of our products independently establish the price of such products and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. After any introduction of a generic product, a significant percentage of the prescriptions written for our branded products will likely be filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. We expect that the approval and launch of generic versions of our products and the approval and launch of branded products that compete with our products will continue to have a negative impact and could have a material adverse effect on our sales of our products and on our business, financial condition, results of operations and growth prospects.
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
*We have in the past entered and may in the future enter into licensing arrangements, and we may not realize the benefits of such licensing arrangements.
We have in the past entered and may in the future enter into licensing arrangements with third parties, either directly or through an acquisition, such as Amicus’ collaboration agreement with respect to GALAFOLD. It is possible that we may not achieve financial or strategic benefits that justify a specific license, or we may otherwise not realize the benefits of such licensing arrangement. Further, licensing arrangements impose various diligence, milestone and royalty payment and other obligations on us. If we fail to comply with our obligations under any current or future licenses, our licensors may have the right to terminate these license agreements, which could harm our business prospects, financial condition and results of operations. Additionally, counterparties to our license agreements have in the past alleged and may in the future allege that we have breached a license agreement, which can result in litigation or other disputes that can divert management’s attention away from our business and require us to expend resources, as well as potentially having to negotiate new or reinstated licenses with less favorable terms. Any such situation could adversely affect our business, financial condition, and results of operations.

Risks Related to the Amicus Acquisition
*We may not realize the anticipated benefits from the Amicus Acquisition or accurately forecast the future performance of the combined company.
The success of the Amicus Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Amicus’ businesses. We have and plan to continue to devote substantial management attention and resources to integrating our and Amicus’ businesses so that we can fully realize the anticipated benefits of the Amicus Acquisition. This integration process may be disruptive to our and Amicus’ businesses, and, if implemented ineffectively, could restrict realization of the expected benefits of the Amicus Acquisition. In addition, the acquired Amicus business, including GALAFOLD and POMBILITI + OPFOLDA, may not be successful, may require greater resources and investments than originally anticipated or may result in the assumption of unknown or contingent liabilities, which could have an adverse effect on us or our results of operations and our financial guidance.
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
•the inability to successfully commercialize and continue the commercial growth of GALAFOLD and POMBILITI + OPFOLDA;
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
•preserving the important licensing, marketing, supply, distribution, and other commercial relationships of Amicus;
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
Any of these risks could adversely affect our ability to maintain relationships with collaboration partners, vendors, employees and other commercial relationships or adversely affect our future operational results. As a result, the anticipated benefits of the Amicus Acquisition may not be realized fully or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, including our ability to generate sufficient cash to service our indebtedness, including our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes), our 5.5% senior unsecured notes due in 2034 (the 2034 Notes and together with the 2027 Notes, the Notes) and any loans outstanding under the 2026 Credit Agreement (as defined below), results of operations, growth prospects and our financial guidance, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects. Furthermore, the risks discussed above could also adversely affect our ability to accurately forecast the operational and financial performance of the combined company, including key financial metrics and prospects. If we are unable to accurately forecast and meet our financial guidance, our stock price can be materially adversely affected.
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
*We may not realize the anticipated cost savings from the Amicus Acquisition.
The benefits that we expect to achieve as a result of the Amicus Acquisition will depend, in part, on our ability to realize anticipated cost savings, including resulting from expected operational synergies and global infrastructure efficiencies. Following the closing of the Amicus Acquisition, we believe that we will be able to, among other matters, save on our costs by being able to streamline administrative processes and harmonize global distribution of the two companies.
Our success in realizing these cost savings, and the timing of this realization, depends on many factors. Although we have consummated the Amicus Acquisition, this may not result in the full realization of the cost savings that we expect, either within the expected timeframe, or at all. In addition, we cannot assure you that the costs to achieve these cost savings will not be higher than we anticipated. Therefore, we cannot assure you that any anticipated cost savings will be achieved or that our estimates and assumptions will prove to be accurate. If our cost savings are less than our estimates or our cost savings initiatives adversely affect our business or cost more or take longer to implement than we project, or if our assumptions prove to be inaccurate, our results could be lower than we anticipate.
*Our actual financial positions and results of operations may differ materially from the publicly filed unaudited pro forma condensed combined financial information.
The unaudited pro forma condensed combined financial information contained in our amended Current Report on Form 8-K/A filed on July 13, 2026 is presented for illustrative purposes only and may differ materially from what our actual financial position or results of operations would have been had the Amicus Acquisition been completed on the dates indicated. The unaudited pro forma condensed combined financial information was derived from our and Amicus’ audited and unaudited historical financial statements and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Amicus Acquisition and related transactions. The assets and liabilities of Amicus were measured at fair value based on various preliminary estimates using assumptions that we believed were reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the unaudited pro forma condensed combined financial information and the final acquisition accounting will occur and could have a material impact on the unaudited pro forma condensed combined financial information and the ultimate combined company’s financial position and future results of operations.
In addition, the assumptions used in preparing the unaudited pro forma condensed combined financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the closing of the Amicus Acquisition in April 2026.
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
Our marketed products have received regulatory approval to be commercially marketed and sold in the U.S., the EU, and certain other countries. Any product for which we have obtained regulatory approval, including the products acquired in the Amicus Acquisition, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EC, the EMA and/or other comparable international and national regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Moreover, if original FDA approval for one of our product candidates is granted via the accelerated approval pathway, we will be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of the FDA’s marketing approval for a product candidate. For example, GALAFOLD and VOXZOGO are approved in the U.S. under accelerated approval and are subject to post-marketing requirements to obtain full approval. Continued approval may be contingent upon verification and description of clinical benefit in confirmatory studies. To fulfill this post-marketing requirement, we intend to use our ongoing open-label extension studies compared to available natural history. In addition, the FDA and the EC often require post-marketing testing and surveillance to monitor the effects of products. The FDA, the EC and other comparable international regulatory authorities may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.
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
ALDURAZYME, BRINEURA, NAGLAZYME, PALYNZIQ, VIMIZIM and POMBILITI are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act (the PHS Act). Biologics require the submission of a Biologics License Application (BLA) and licensure by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated licensure of biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. A similar abridged MA process is available to biosimilar products in the EU. In the EU, a biosimilar is typically defined as a biological medicine similar to another already approved biological medicine. Developers of biosimilars are required to demonstrate by the best possible means that their biological medicine is highly similar to the reference medicine in physicochemical and biological terms, notwithstanding natural variability inherent to all biological medicines; and that any observed differences are duly justified with regard to their potential impact on safety and efficacy.
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
Disruptions at regulatory authorities and government agencies due to changes in funding levels, government shutdowns, reorganization, reduction in force or statutory, regulatory and policy changes can affect their ability to hire and retain key personnel and carry out their normal functions that support our business. For example, the current U.S. administration previously implemented or proposed policies, including substantial reductions to the FDA’s workforce, that may affect the FDA’s review process and hinder the ability of the FDA to timely review and approve regulatory submissions for our product candidates. In addition, funding of other regulatory authorities and government agencies on which our operations rely, including those that fund research and development activities, is subject to the political budget process, which is inherently fluid and unpredictable.
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
As of June 30, 2026, we had cash and cash equivalents totaling $874.0 million and debt obligations of $4.3 billion (undiscounted), which consisted of $1.5 billion under the Notes, $2.0 billion under a senior secured term loan B facility (the Term Loan B Facility) and $800.0 million under a senior secured term loan A facility (the Term Loan A Facility and, together with the Term Loan B Facility, the Term Facilities). In April 2026, we incurred indebtedness under the Term Facilities and entered into a $600.0 million senior secured revolving credit facility (the 2026 Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the Notes and under the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement), but also to repay the principal amounts associated with the 2027 Notes (if not converted), the 2034 Notes and any Loans (as defined therein) outstanding under the 2026 Credit Agreement.
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
As of June 30, 2026, we had $4.3 billion (undiscounted) principal amount of indebtedness outstanding under the Notes and the Term Facilities. As of June 30, 2026, no amount was outstanding under the 2026 Revolving Facility. Our indebtedness may:
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

In addition, the indenture governing our 2034 Notes and the 2026 Credit Agreement contain, and any future indebtedness that we may incur may contain, financial and/or other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2026 Credit Agreement or the indentures governing our Notes, the outstanding borrowings thereunder could become immediately due and payable, the 2026 Revolving Facility lenders could refuse to permit additional borrowings under the 2026 Revolving Facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the 2026 Credit Agreement and the indentures governing the Notes, as applicable
*In addition, our ability to refinance our indebtedness will depend on capital markets and our financial condition at such time.
As of June 30, 2026, our outstanding indebtedness consisted of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027, the 2034 Notes, which will be required to be repaid in cash at maturity in February 2034, and the Term Facilities. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. If not sooner repaid, loans outstanding under our Term Loan B Facility will be required to be repaid in cash at maturity in April 2033 and loans outstanding under our Term Loan A Facility and 2026 Revolving Facility will be required to be repaid in cash at maturity in April 2031.
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
In addition, we currently rely on third parties for all or portions of the manufacture of our products. For example, GALAFOLD and POMBILITI are manufactured by single-source third-party manufacturers. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.
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
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Japanese Yen, the Canadian Dollar, the Argentine Peso, the British Pound, the Colombian Peso, the Mexican Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) have in the past and may in the future impact our revenues and expenses. If the USD were to weaken against another currency (as has been the case against the Euro in 2025), assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients beginning July 31, 2026, unless modified by the President. We are continuing to monitor the potential impact of the proclamation and any enabling regulatory actions on our business. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the United States is subject to tariffs. Notwithstanding the U.S. Supreme Court's recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Restructuring Plan
On April 27, 2026, we committed to a restructuring plan related to the integration of Amicus. This restructuring plan is intended to realize certain targeted synergies following the acquisition, primarily through reductions in overlapping personnel costs within the general and administrative functions. In connection with this restructuring plan, we expect to incur pre-tax charges of approximately $92.0 million representing one-time cash expenditures for severance and other employee termination benefits. These amounts represent an estimate which is subject to change as we finalize our assessment. Restructuring associated with severance actions are expected to be completed in phases through April 2027.

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

10.2*	BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as amended.
10.3*	Amicus Therapeutics, Inc. 2025 Equity Incentive Plan.
10.4*	Form of Agreement Regarding Restricted Stock Units for the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan.
10.5*	Form of Stock Options Agreement for the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 6, 2026	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)