Form 10-Q
period 2026-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2026-11-03
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,694,734 shares of common stock, par value $0.001, outstanding as of October 26, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2026 and 2025
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Net product revenues	$1,013,080	$760,812	$2,757,551	$2,308,438
Royalty and other revenues	11,566	15,321	23,011	38,250
Total revenues	1,024,646	776,133	2,780,562	2,346,688
OPERATING EXPENSES:
Cost of sales	205,416	140,085	603,210	441,733
Research and development	180,525	188,515	566,273	508,554
Acquired in-process research and development (IPR&D)	287,685	220,963	287,685	220,963
Selling, general and administrative	333,643	268,415	987,482	706,810
Intangible asset amortization	99,458	4,847	177,433	14,540
Total operating expenses	1,106,727	822,825	2,622,083	1,892,600
INCOME (LOSS) FROM OPERATIONS	(82,081)	(46,692)	158,479	454,088

Interest income	4,630	17,854	37,670	55,694
Interest expense	(55,628)	(2,579)	(133,881)	(8,121)
Other income, net	1,310	5,093	8,550	7,972
INCOME (LOSS) BEFORE INCOME TAXES	(131,769)	(26,324)	70,818	509,633
Provision for (benefit from) income taxes	(8,938)	4,420	43,360	114,159
NET INCOME (LOSS)	$(122,831)	$(30,744)	$27,458	$395,474
EARNINGS (LOSS) PER SHARE, BASIC	$(0.63)	$(0.16)	$0.14	$2.06
EARNINGS (LOSS) PER SHARE, DILUTED	$(0.63)	$(0.16)	$0.14	$2.04
Weighted average common shares outstanding, basic	193,590	192,032	193,171	191,639
Weighted average common shares outstanding, diluted	193,590	192,032	195,214	196,893

COMPREHENSIVE INCOME (LOSS)	$(118,059)	$(20,116)	$36,920	$299,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2026 and December 31, 2025
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$736,007	$1,311,679
Short-term investments	—	248,930
Accounts receivable, net	1,076,355	908,214
Inventory	1,796,069	1,298,883
Other current assets	312,205	185,784
Total current assets	3,920,636	3,953,490
Noncurrent assets:
Long-term investments	—	492,242
Property, plant and equipment, net	980,081	952,508
Intangible assets, net	4,777,247	213,837
Goodwill	666,367	196,199
Deferred tax assets	897,787	1,508,697
Other assets	327,113	277,049
Total assets	$11,569,231	$7,594,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$946,107	$759,031
Current portion of long-term debt, net	658,717	—
Total current liabilities	1,604,824	759,031
Noncurrent liabilities:
Long-term debt, net	3,514,974	597,176
Other long-term liabilities	193,401	150,816
Total liabilities	5,313,199	1,507,023
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 193,676,831 and 192,300,101 shares issued and outstanding, respectively	194	192
Additional paid-in capital	6,089,036	5,956,582
Company common stock held by the Nonqualified Deferred Compensation Plan	(10,851)	(10,508)
Accumulated other comprehensive loss	(4,011)	(13,473)
Retained earnings	181,664	154,206
Total stockholders’ equity	6,256,032	6,086,999
Total liabilities and stockholders’ equity	$11,569,231	$7,594,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2026 and 2025
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock, beginning balances (1)	193,535	192,002	192,300	190,761
Issuances under equity incentive plans	142	97	1,377	1,338
Shares of common stock, ending balances	193,677	192,099	193,677	192,099

Total stockholders' equity, beginning balances (1)	$6,321,691	$6,027,113	$6,086,999	$5,657,990
Common stock:
Beginning balances (1)	194	192	192	191
Issuances under equity incentive plans, net of tax	—	—	2	1
Ending balances	194	192	194	192
Additional paid-in capital:
Beginning balances (1)	6,037,020	5,851,637	5,956,582	5,802,068
Issuances under equity incentive plans, net of tax	(4,790)	(2,779)	(37,730)	(46,218)
Stock-based compensation	57,189	52,493	169,841	145,054
Change in Common stock held by the Nonqualified Deferred Compensation plan (NQDC)	(383)	(383)	343	64
Ending balances	6,089,036	5,900,968	6,089,036	5,900,968
Company common stock held by the NQDC:
Beginning balances (1)	(11,234)	(11,674)	(10,508)	(11,227)
Common stock held by the NQDC	383	383	(343)	(64)
Ending balances	(10,851)	(11,291)	(10,851)	(11,291)
Accumulated other comprehensive loss:
Beginning balances (1)	(8,783)	(44,565)	(13,473)	61,653
Other comprehensive income (loss)	4,772	10,628	9,462	(95,590)
Ending balances	(4,011)	(33,937)	(4,011)	(33,937)
Retained earnings (accumulated deficit)
Beginning balances (1)	304,495	231,523	154,206	(194,695)
Net income (loss)	(122,831)	(30,744)	27,458	395,474
Ending balances	181,664	200,779	181,664	200,779
Total stockholders' equity, ending balances	$6,256,032	$6,056,711	$6,256,032	$6,056,711

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2026 and 2025
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,458	$395,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,514	59,119
Non-cash interest expense	30,548	1,969
Stock-based compensation	172,684	134,496
Impairment of assets	15,203	2,967
Acquired IPR&D expense	282,258	220,963
Deferred income taxes	(27,490)	48,125
Unrealized foreign exchange losses (gains)	(8,380)	244
Other	(7,091)	(5,399)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, net	(60,435)	(107,378)
Inventory	(1,621)	(98,796)
Other current assets	(54,369)	(32,125)
Other assets	12,859	(32,679)
Accounts payable and accrued liabilities	(52,675)	119,478
Other long-term liabilities	3,511	21,892
Net cash provided by operating activities	576,974	728,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(78,032)	(62,316)
Maturities and sales of investments	767,277	294,547
Purchases of investments	(25,792)	(313,262)
Business combination, net of cash acquired	(5,067,630)	—
Purchases of IPR&D, net of cash acquired	(277,881)	(285,193)
Other investing activities, net	(1,191)	(5,569)
Net cash used in investing activities	(4,683,249)	(371,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	6,655	7,714
Taxes paid related to net share settlement of equity awards	(43,330)	(53,265)
Proceeds from borrowings	3,650,000	—
Payments of debt issuance costs	(65,605)	—
Repayments of borrowings	(15,000)	—
Net cash provided by (used in) financing activities	3,532,720	(45,551)
Effect of exchange rate changes on cash	(2,117)	(3,740)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(575,672)	307,266
Cash and cash equivalents:
Beginning of period	$1,311,679	$942,842
End of period	$736,007	$1,250,108
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$66,048	$3,572
Cash paid for income taxes	$74,378	$70,208
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities related to fixed assets	$9,623	$6,040

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
Basis of Presentation
These unaudited Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although management believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other period.
Acquired IPR&D was previously included in Research and development (R&D) and is now presented separately in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company believes this presentation provides users of the financial statements with a better understanding of upfront and development milestone payments incurred to acquire IPR&D projects. Prior-period amounts have been reclassified to conform to the current presentation, resulting in a reclassification of $221.0 million from R&D expense to Acquired IPR&D for the three and nine months ended September 30, 2025. This reclassification had no impact on total operating expenses, net income (loss) or earnings (loss) per share.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction disclosed in Note 15 to these Condensed Consolidated Financial Statements.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, other than the updates as described below. The Company’s significant accounting policies are disclosed in Note 1 – Business Overview and Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Acquired IPR&D
Acquired IPR&D expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects acquired directly in a transaction other than a business combination that do not have an alternative future use. These expenses include upfront and pre-commercialization milestone payments and the costs of rights to IPR&D projects. Subsequent development costs related to these projects are recognized as Research and development expense in the Consolidated Statements of Income as incurred.
Recent Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in Note 1 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) ACQUISITIONS
Amicus Acquisition
On April 27, 2026, the Company completed the acquisition of Amicus, a publicly traded, global, biotechnology company. Under the terms of the merger agreement, the Company acquired all outstanding shares of Amicus common stock, and upon closing, Amicus became a wholly-owned subsidiary of BioMarin. The acquisition is expected to strengthen the Company's commercial portfolio by adding two new treatments to its existing portfolio of medicines that target lysosomal storage diseases: GALAFOLD (migalastat), the first oral treatment for Fabry disease, and POMBILITI (cipaglucosidase alfa-atga) + OPFOLDA (miglustat), a two-component therapy for Pompe disease. In connection with the acquisition, the Company also received U.S. rights to BMN 820 (also known as DMX-200), a potential first-in-class oral CCR2 inhibitor for focal segmental glomerulosclerosis (FSGS), a rare fatal kidney disease in Phase 3 development.
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
The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. The Company recorded acquisition-related costs of $32.8 million in Selling, General and Administrative (SG&A) on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) during the nine months ended September 30, 2026.
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
(1)Cash settlement towards the stock options consists of $51.9 million paid for vested stock options and $11.0 million paid for the pre-combination portion of unvested stock options that were accelerated as part of the acquisition. The fair value of the unvested stock options attributable to the post-combination period of $13.0 million was recorded within SG&A on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) during the second quarter of 2026.
(2)Includes cash settlement related to repayment of outstanding debt, prepayment penalty and accrued interest.

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed as of April 27, 2026, adjusted as of September 30, 2026:

Amounts Recognized as of Acquisition Date (as adjusted)(1)
Cash and cash equivalents	$255,931
Accounts receivable(2)	123,912
Inventory	469,700
Other current assets	55,052
Property, plant and equipment	25,923
Intangible assets	4,750,000

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Goodwill	469,786
Other assets	59,219
Accounts payable and accrued liabilities	(203,549)
Deferred tax liabilities	(577,589)
Other long-term liabilities	(104,824)
Total assets and liabilities	$5,323,561
(1)    Includes measurement period adjustments primarily related to income tax during the third quarter of 2026 that increased deferred tax liabilities and goodwill by approximately $10.6 million.
(2)    The Company expects to collect all accounts receivable based on information available as of the acquisition date.

The purchase price allocation presented above is preliminary as of September 30, 2026 and remains subject to revision during the measurement period, which extends up to one year from the acquisition date. The preliminary estimates of the fair values assigned to assets acquired and liabilities assumed, including identifiable intangible assets, deferred income taxes, and other acquired assets and assumed liabilities, are based on information available as of the filing date. As the Company obtains additional information and completes its valuation analyses, it may record adjustments to these preliminary amounts, with a corresponding adjustment to goodwill.
Intangible Assets
The fair values of the commercialized pharmaceutical products and IPR&D were determined using the multi-period excess earnings method. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair values of commercialized pharmaceutical products and IPR&D were 12.0% and 12.5%, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
The following table presents details of the purchased intangible assets acquired:

	Estimated Useful Life (in Years)	Fair Value
Commercialized pharmaceutical product – GALAFOLD	11	$3,000,000
Commercialized pharmaceutical product – POMBILITI + OPFOLDA	12	1,450,000
IPR&D - BMN 820	Indefinite	300,000
Total intangible assets		$4,750,000
The amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2026 was $95.0 million and $164.0 million, respectively.
Inventory
The fair value of inventory acquired includes approximately $228.0 million step-up for GALAFOLD and POMBILITI + OPFOLDA. The fair value was primarily determined based on the estimated selling price of finished goods less the cost to complete the manufacturing process and selling effort. The amortization of the inventory step-up is recognized as a component of Cost of Sales on the Company’s Consolidated Statements of Comprehensive Income (Loss) as the inventory is sold. The amortization expense related to inventory step-up for the three and nine months ended September 30, 2026 was $17.5 million and $29.2 million, respectively.
Leases
The Company recorded lease liabilities of approximately $53.8 million, which represent the present value of remaining lease payments over the respective lease terms, with a corresponding right-of-use assets of approximately $46.1 million, which represent the estimated fair value based on current market rental rates. As of September 30, 2026, the right-of-use assets are presented in Other assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026, the current portion of the lease liabilities is presented in Accounts Payable and Accrued Liabilities whereas the non-current portion is presented in Other Long-term Liabilities on the Company’s Condensed Consolidated Balance Sheets.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Goodwill
The recognized goodwill is primarily attributed to a deferred tax liability associated with the acquired intangible assets and inventory step-up. Goodwill recognized for Amicus is not deductible for tax purposes.
Results of Operations and Pro forma Financial Information
The following table presents revenues and net earnings for Amicus since the acquisition date of April 27, 2026 through September 30, 2026:

Amount
Total revenue	$336,422
Net loss	$(239,383)

The unaudited pro forma results of operations for BioMarin as if the acquisition had occurred on January 1, 2025 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$1,024,646	$945,194	$3,009,554	$2,795,686
Net loss	$(55,110)	$(136,132)	$(256,017)	$(57,533)
These unaudited pro forma results were based on estimates and assumptions that the Company believes are reasonable and are presented for informational purposes only. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisition and related financing occurred at the beginning of fiscal year 2025. The unaudited pro forma information includes adjustments such as inventory step-up, amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, transaction costs and related income tax effects.
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
Alesta Acquisition
On August 31, 2026, the Company completed its acquisition of Alesta Therapeutics, B.V. (Alesta), a Dutch private limited liability company, committed to developing novel oral small-molecule therapies for underserved diseases, for a total consideration of $303.4 million. The terms of the acquisition also provide for regulatory and sales milestone payments of up to $215 million. Upon closing, Alesta became a wholly-owned subsidiary of BioMarin.
The Company accounted for this transaction as an asset acquisition since substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, BMN 440 (formerly ALE1). BMN 440 is an orally active, small molecule for the potential treatment of hypophosphatasia (HPP), a rare genetic bone disease caused by mutations in the ALPL gene. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. As the acquired IPR&D does not have an alternative future use, the Company recorded approximately $282.3 million in acquired IPR&D expense related to BMN 440 IPR&D asset during the third quarter of 2026. The IPR&D charge is included in Acquired In-process Research and Development on the Company’s Condensed Consolidated Statements of Income.
The following summarizes the total consideration transferred and allocation to the assets acquired, liabilities assumed and acquired IPR&D:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Cash consideration for outstanding shares	$261,950
Cash consideration for equity awards	25,782
Consideration paid to Alesta	287,732
Transaction expenses settled by the Company on behalf of Alesta	8,256
Transaction expenses directly incurred by BioMarin	7,453
Total consideration	$303,441

Cash and cash equivalents	$22,158
Other assets	2,250
Other liabilities	(3,225)
Total identifiable assets acquired, net	21,183
Acquired IPR&D	282,258
Total assets and liabilities	$303,441
(3) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of the dates presented. There were no marketable securities as of September 30, 2026 and all marketable securities as of December 31, 2025 were classified as available-for-sale.

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents
Level 1:
Cash	$594,217	$—	$—	$594,217	$594,217

Level 2:
Money market instruments	141,790	—	—	141,790	141,790
Total	$736,007	$—	$—	$736,007	$736,007

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$415,760	$—	$—	$415,760	$415,760	$—	$—

Level 2:
Money market instruments	895,919	—	—	895,919	895,919	—	—
Corporate debt securities	472,572	3,286	(3)	475,855	—	189,566	286,289
U.S. government agency securities	206,018	1,197	(1)	207,214	—	59,115	148,099
Asset-backed securities	57,687	420	(4)	58,103	—	249	57,854
Subtotal	1,632,196	4,903	(8)	1,637,091	895,919	248,930	492,242
Total	$2,047,956	$4,903	$(8)	$2,052,851	$1,311,679	$248,930	$492,242
(1)    The Company’s short-term marketable securities as of December 31, 2025 matured in one year or less.
(2)    The Company’s long-term marketable securities as of December 31, 2025 matured between one and five years.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$272,552	$106,510
Work-in-process	1,234,970	801,061
Finished goods	288,547	391,312
Total inventory	$1,796,069	$1,298,883

Property, Plant and Equipment, Net consisted of the following:

	September 30, 2026	December 31, 2025
Property, plant and equipment, gross	$2,111,011	$2,026,813
Accumulated depreciation	(1,130,930)	(1,074,305)
Total property, plant and equipment, net	$980,081	$952,508
Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2026 was $10.2 million and $28.6 million, respectively. Depreciation expense, net of amounts capitalized into inventory, for the three and nine months ended September 30, 2025 was $10.6 million and $35.3 million, respectively.
Intangible Assets, Net consisted of the following:

	September 30, 2026	December 31, 2025
Finite-lived intangible assets	$5,174,157	$723,966
Indefinite-lived intangible assets	300,000	—
Gross intangible assets:	5,474,157	723,966
Accumulated amortization	(696,910)	(510,129)
Net carrying value	$4,777,247	$213,837

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation expense	$246,436	$219,422
Accrued operating expenses	216,219	282,096
Accrued rebates payable	210,645	166,925
Accounts payable	130,717	30,672
Accrued Interest	37,480	907
Foreign currency exchange forward contracts	34,433	31,007
Accrued income taxes	18,918	3,667
Lease liabilities	16,519	8,685
Accrued royalties payable	15,768	7,968
Value added taxes payable	9,331	2,388
Other	9,641	5,294
Total accounts payable and accrued liabilities	$946,107	$759,031

(5) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Other than the Company’s debt obligations disclosed in Note 7 – Debt, there were no financial assets or liabilities that were remeasured using quoted prices in active markets for identical assets (Level 1) as of September 30, 2026 or December 31, 2025. Other than assets acquired from the Amicus acquisition discussed in Note 2 - Acquisitions, the Company had no financial assets or liabilities that are remeasured on a recurring or non-recurring basis using unobservable inputs that reflect estimates and assumptions (Level 3) as of September 30, 2026 or December 31, 2025.
Level 2 assets and liabilities that are remeasured using significant observable inputs consisted of the following, except for derivatives, which are discussed in Note 6 – Derivative Instruments and Hedging Strategies and the Term Loan A Facility, which is discussed in Note 7 - Debt:

	September 30, 2026	December 31, 2025
Assets:
Other current assets:
NQDC Plan assets	$5,004	$3,765
Other assets:
NQDC Plan assets	44,994	41,689
Total assets	$49,998	$45,454
Liabilities:
Accounts payable and accrued liabilities:
NQDC Plan liability	$5,004	$3,765
Other long-term liabilities:
NQDC Plan liability	44,994	41,689
Total liabilities	$49,998	$45,454
There were no transfers between levels during the three and nine months ended September 30, 2026.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(6) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses foreign currency exchange forward contracts (forward contracts) to protect against the impact of changes in the value of forecasted foreign currency cash flows resulting from revenues and operating expenses denominated in currencies other than the USD, primarily the Euro. Certain of these forward contracts are designated as cash flow hedges and typically have maturities of up to two years. The Company also enters into forward contracts to manage foreign exchange risk related to asset or liability positions denominated in currencies other than USD. Such forward contracts are considered to be economic hedges, are not designated as hedging instruments and typically have maturities of up to three months. The Company does not use derivative instruments for speculative trading purposes. The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Forward Contracts	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Sell	$1,748,167	$1,573,184
Purchase	$353,048	$385,499

Derivatives not designated as hedging instruments:
Sell	$475,311	$356,285
Purchase	$154,138	$36,798
The fair value of the Company’s derivatives, which are classified as Level 2 within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Derivative Assets
Other current assets	$33,522	$17,585
Other assets	11,420	5,591
Subtotal	$44,942	$23,176

Derivative Liabilities
Accounts payable and accrued liabilities	$33,127	$30,134
Other long-term liabilities	7,308	9,905
Subtotal	$40,435	$40,039

Derivatives not designated as hedging instruments:
Derivative Assets
Other current assets	$9,725	$2,479

Derivative Liabilities
Accounts payable and accrued liabilities	$1,306	$873

Total Derivative Assets	$54,667	$25,655
Total Derivative Liabilities	$41,741	$40,912
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments	Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues	$100	$(10,639)	$(18,987)	$(157)
Operating expenses	$379	$2,500	$6,600	$1,408

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Other income, net	$(1,526)	$945	$(2,545)	$(35,234)
As of September 30, 2026, amounts expected to be reclassified from Accumulated Other Comprehensive Income (AOCI) to earnings over the next twelve months as the forecasted revenues and operating expense transactions occur were not material. For additional discussion of balances in AOCI see Note 8 – Accumulated Other Comprehensive Income.

(7) DEBT
As of September 30, 2026, the Company had outstanding fixed-rate notes and variable-rate term loans for an undiscounted aggregate principal amount of $4.2 billion. The debt detailed below incurs interest to be paid periodically in arrears. The following table summarizes information regarding the Company’s debt:

	September 30, 2026	December 31, 2025
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)(1)	$600,000	$600,000
5.5% senior unsecured notes due in February 2034 (the 2034 Notes)	850,000	—
Term Loan A	790,000	—
Term Loan B	1,995,000	—
Total debt	4,235,000	600,000
Less: Unamortized discount and deferred offering costs	(61,309)	(2,824)
Total debt, net	$4,173,691	$597,176

Fair value of debt(2) :	September 30, 2026
2027 Notes	$585,884
2034 Notes	792,872
Term Loan A	789,013
Term Loan B	1,999,988
Total fair value of debt	$4,167,757
(1)    For additional information related to the Company’s 2027 Notes, see Note 10 - Debt to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(2)    The fair value of the Company’s debt instruments are based on open-market trades (Level 1 of the fair value hierarchy), except for the Term Loan A Facility, whose fair value was based on observable market inputs for comparable debt instruments (Level 2 of the fair value hierarchy). For additional discussion of fair value measurements, see Note 1 – Business Overview and Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense related to the Company’s debt and bridge loan commitment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coupon interest expense	$52,683	$1,875	$102,654	$5,625
Bridge commitment fee	—	—	22,813	—
Accretion of discount on convertible notes and term loans	2,063	486	4,120	1,456
Amortization of debt issuance costs	487	27	1,264	80
Total interest expense on debt	$55,233	$2,388	$130,851	$7,161
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

The 2026 Revolving Facility matures on April 27, 2031 and there were no borrowings outstanding under the 2026 Revolving Facility as of September 30, 2026. The Company had the full $600.0 million of borrowing capacity available under the facility, subject to compliance with the terms of the 2026 Credit Agreement. The 2026 Credit Agreement contains customary affirmative and negative covenants, including, among others, covenants that restrict the Company's ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets, and enter into transactions with affiliates, in each case subject to exceptions set forth therein.
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

	Three Months Ended September 30, 2026
	Unrealized Gains (Losses) on Cash Flow Hedges	Cumulative Translation Adjustment	Total
AOCI balance as of June 30, 2026	$(746)	$(8,037)	$(8,783)
Other comprehensive income (loss) before reclassifications	5,601	(350)	5,251
Reclassification of (gains) losses from AOCI	(479)	—	(479)
Tax effect	—	—	—
Net current-period other comprehensive income (loss)	5,122	(350)	4,772
AOCI balance as of September 30, 2026	$4,376	$(8,387)	$(4,011)

	Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of June 30, 2025	$(47,794)	$3,229	$(44,565)
Other comprehensive income (loss) before reclassifications	1,972	674	2,646
Reclassification of (gains) losses from AOCI	8,139	—	8,139
Tax effect	—	(157)	(157)
Net current-period other comprehensive income (loss)	10,111	517	10,628
AOCI balance as of September 30, 2025	$(37,683)	$3,746	$(33,937)

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2026
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Cumulative Translation Adjustment	Total
AOCI balance as of December 31, 2025	$(17,244)	$3,771	$—	$(13,473)
Other comprehensive income (loss) before reclassifications	9,233	(4,895)	(8,387)	(4,049)
Reclassification of (gains) losses from AOCI	12,387	—	—	12,387
Tax effect	—	1,124	—	1,124
Net current-period other comprehensive income (loss)	21,620	(3,771)	(8,387)	9,462
AOCI balance as of September 30, 2026	$4,376	$—	$(8,387)	$(4,011)

	Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
AOCI balance as of December 31, 2024	$59,824	$1,829	$61,653
Other comprehensive income (loss) before reclassifications	(96,256)	2,513	(93,743)
Reclassification of (gains) losses from AOCI	(1,251)	—	(1,251)
Tax effect	—	(596)	(596)
Net current-period other comprehensive income (loss)	(97,507)	1,917	(95,590)
AOCI balance as of September 30, 2025	$(37,683)	$3,746	$(33,937)
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
The key measure of segment profit or loss used by the CODM to allocate resources and assess the Company's performance is its Consolidated Net Income, as reported on the Condensed Consolidated Statements of Comprehensive Income (Loss). The CODM's analysis includes a comparison to budgeted results. Segment assets provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets with particular emphasis on the Company's available liquidity including cash, cash equivalents, investments, accounts receivable and inventory.
The following table includes information about segment revenue, significant segment expenses, and segment measure of profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$1,024,646	$776,133	$2,780,562	$2,346,688
Less:
Cost of sales	205,416	140,085	603,210	441,733
R&D expenses
Research and early pipeline	87,026	93,720	259,386	280,158
Later-stage clinical programs	23,656	30,687	110,128	58,111
Marketed products	69,843	64,108	196,759	170,285
Acquired IPR&D	287,685	220,963	287,685	220,963
SG&A expenses
S&M expenses	148,916	131,327	416,029	355,958
G&A expenses	184,727	137,088	571,453	350,852
Other segment expense, net (1)	140,208	(11,101)	308,454	73,154
Net income (loss)	$(122,831)	$(30,744)	$27,458	$395,474
(1)Other segment expense, net during the three and nine months ended September 30, 2026 and 2025 includes intangible asset amortization, interest income and expense, other income, net and income tax expense.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table presents Total Revenues and disaggregates Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
VOXZOGO	$245,014	$218,387	$717,422	$653,532

Metabolic Conditions (formerly Enzyme Therapies):
VIMIZIM	215,796	182,755	620,371	586,525
NAGLAZYME	107,824	122,025	373,153	365,182
PALYNZIQ	111,035	108,778	335,760	307,985
GALAFOLD(1)	151,831	—	257,579	—
BRINEURA	52,712	47,953	151,186	137,007
ALDURAZYME	56,598	53,709	136,879	159,123
POMBILITI + OPFOLDA(1)	48,585	—	78,843	—

KUVAN	22,947	24,025	71,271	76,195
ROCTAVIAN	738	3,180	15,087	22,889
Total net product revenues	1,013,080	760,812	2,757,551	2,308,438
Royalty and other revenues	11,566	15,321	23,011	38,250
Total revenues	$1,024,646	$776,133	$2,780,562	$2,346,688
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$352,049	$274,114	$966,067	$788,361
Europe	364,567	195,184	880,901	667,900
Latin America	92,313	97,618	304,394	284,018
Rest of world	147,553	140,187	469,310	409,036
Total net product revenues marketed by the Company	956,482	707,103	2,620,672	2,149,315
ALDURAZYME net product revenues marketed by Sanofi	56,598	53,709	136,879	159,123
Total net product revenues	$1,013,080	$760,812	$2,757,551	$2,308,438

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	12%	12%	12%	11%
Customer B	12	14	13	15
Customer C	10	11	11	12
Total	34%	37%	36%	38%
Concentration Information
On a consolidated basis, one customer accounted for 20% of the Company’s September 30, 2026 accounts receivable balance compared to two customers who accounted for 20% and 10%, respectively, of the accounts receivable balance as of December 31, 2025. As of September 30, 2026, and December 31, 2025, the accounts receivable balance for Sanofi included $170.9 million and $148.0 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Sanofi. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The Company is mindful that conditions in the current macroeconomic environment, such as inflation, changes in interest and foreign currency exchange rates, natural disasters, geopolitical instability, wars and military conflicts, impact of new or increased tariffs and escalating trade tensions, regulatory uncertainty, and supply chain disruptions, could affect the Company’s ability to achieve its goals. In addition, the Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate as of September 30, 2026 based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$3,992	$4,281	$12,588	$10,628
Research and development	13,535	14,676	41,084	40,648
Selling, general and administrative	36,005	30,308	119,012	83,220
Total stock-based compensation expense	$53,532	$49,265	$172,684	$134,496

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(11) RESTRUCTURING
Corporate Initiatives
In connection with the Company’s plan to simplify its organizational design and strategic initiatives, the Company committed to plans in the first quarter of 2026 to reduce its global workforce. Restructuring charges associated with the reorganization and strategic initiatives comprised of cash expenditures for severance and other employee termination benefits. These reductions are expected to be substantially complete by the end of 2026.
In connection with the Company’s corporate initiatives, the Company committed to a plan in the third quarter of 2026 to convert an office space to a laboratory, resulting in an asset impairment charge relating to building improvements.
Amicus
In April 2026, the Company committed to a restructuring plan related to the integration of Amicus. This restructuring plan is intended to realize certain targeted synergies following the acquisition, primarily through reductions in overlapping personnel costs within the general and administrative functions. Restructuring charges associated with Amicus integration comprised of cash expenditures for severance and other employee termination benefits. These reductions are expected to be completed in phases through April 2027.
Restructuring charges and adjustments were included in SG&A in the Condensed Consolidated Statements of Comprehensive Income (Loss). Restructuring charges consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Corporate initiatives - Severance	$4,057	$15,266
Corporate initiatives - Asset impairment	15,707	15,707
Amicus - Severance	29,478	82,618
	$49,242	$113,591
The following unpaid balance as of September 30, 2026 was recorded to Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets:

Balance as of December 31, 2025	$3,180
Additions and adjustments	97,884
Payments	(53,325)
Balance as of September 30, 2026	$47,739
(12) INCOME TAXES
The effective tax rates were 6.8% and (16.8)% for the three months ended September 30, 2026 and 2025, respectively, and 61.2% and 22.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for all periods reflected pre-tax losses resulting from nondeductible acquired IPR&D charges. The change in the effective tax rate for the three and nine months ended September 30, 2026 was primarily driven by the nondeductible acquired IPR&D charge having a greater impact on the estimated annual effective tax rate due to lower pre-tax income, which primarily reflected interest expense and amortization of acquired intangible assets related to the Amicus acquisition.

(13) EARNINGS (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested RSUs and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings (loss) per common share (common shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$(122,831)	$(30,744)	$27,458	$395,474
Add: Interest expense, net of tax, on the Company's convertible debt	—	—	—	5,499
Net income (loss), diluted	$(122,831)	$(30,744)	$27,458	$400,973
Denominator:
Weighted-average common shares outstanding, basic	193,590	192,032	193,171	191,639
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	—	2,043	889
Common stock issuable under the Company’s convertible debt	—	—	—	4,365
Weighted-average common shares outstanding, diluted	193,590	192,032	195,214	196,893
Earnings (loss) per common share, basic	$(0.63)	$(0.16)	$0.14	$2.06
Earnings (loss) per common share, diluted	$(0.63)	$(0.16)	$0.14	$2.04
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock issuable under the Company's equity incentive plans	14,407	12,390	12,364	11,501
Common stock issuable under the Company’s convertible debt	4,365	4,365	4,365	—
Total number of potentially issuable shares	18,772	16,755	16,729	11,501
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
License Agreements
As part of the Amicus acquisition, the Company assumed the existing license agreement with Dimerix Limited (Dimerix) for the U.S. commercialization rights for BMN 820 (also known as DMX-200) for the treatment of FSGS and other indications. Pursuant to the agreement, if future development, regulatory or commercial milestones are met, the Company will be obligated to pay Dimerix up to a maximum aggregate amount of $510.0 million with respect to FSGS and tiered royalties of BMN 820 net sales in the U.S. ranging from the low-teens to low-twenties. Refer to Note 2 - Acquisitions for additional information on the acquisition.
As of September 30, 2026, the Company was also subject to contingent payments, primarily comprised of development, regulatory and commercial milestones relating to certain other license agreements. Those considered reasonably possible totaled $485.5 million and, of this amount, the Company may pay up to $7.5 million over the next twelve months if certain contingencies are met.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are recorded as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily to procure active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services, production services and facility construction services. As of September 30, 2026, such commitments were estimated at $768.8 million, of which $291.1 million is expected to be paid in 2026, with the remainder to be paid in 2027, as underlying goods and services are received. The Company has also licensed technology from third parties, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

(15) SUBSEQUENT EVENTS
In October 2026, the Company entered into an exclusive worldwide license agreement with GC Biopharma Corp. (GC Biopharma) and Hanmi Pharm Co., Ltd. (Hanmi) to develop and commercialize BMN 450 (also known as HM15421/GC1134A), an investigational long-acting enzyme replacement therapy for Fabry disease. Under the terms of the agreement, the Company will make an upfront payment of $70.0 million, which it expects to record as acquired IPR&D expense in the fourth quarter of 2026. GC Biopharma and Hanmi are also jointly eligible to receive up to an additional $405.0 million upon the completion of certain development and commercial milestones, and tiered royalties.

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
During 2026, we completed the acquisitions of Amicus Therapeutics, Inc. (Amicus) and Alesta Therapeutics B.V. (Alesta). The accounting impacts of these transactions have been reflected in the Condensed Consolidated Financial Statements. Refer to Note 2 – Acquisitions for additional details related to these acquisitions.
A summary of our commercial products, as of September 30, 2026, is provided below:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$1,024.6	$776.1	$2,780.6	$2,346.7
Cost of sales	$205.4	$140.1	$603.2	$441.7
Research and development (R&D)	$180.5	$188.5	$566.3	$508.6
Acquired in-process research and development (IPR&D)	$287.7	$221.0	$287.7	$221.0
Selling, general and administrative (SG&A)	$333.6	$268.4	$987.5	$706.8
Intangible asset amortization	$99.5	$4.8	$177.4	$14.5
Interest expense	$55.6	$2.6	$133.9	$8.1
Provision for (benefit from) income taxes	$(8.9)	$4.4	$43.4	$114.2
Net income (loss)	$(122.8)	$(30.7)	$27.5	$395.5
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
•In November 2026, we announced that the U.S. Food and Drug Administration (FDA) set a Prescription Drug User Fee Act (PDUFA) target action date of May 30, 2027 for supplemental new drug application (sNDA) to expand the use of VOXZOGO for the treatment of hypochondroplasia (HCH). We also announced that the European Medicines Agency (EMA) validated our submission for the approval of VOXZOGO to treat HCH.
•In October 2026, we entered into an exclusive worldwide license agreement with GC Biopharma Corp. (GC Biopharma) and Hanmi Pharm Co., Ltd. (Hanmi) to develop and commercialize BMN 450 (also known as HM15421/GC1134A), an investigational long-acting enzyme replacement therapy for Fabry disease. Under the terms of the agreement, we will make an upfront payment of $70.0 million that will be recorded as acquired IPR&D expense in the fourth quarter of 2026. GC Biopharma and Hanmi are also jointly eligible to receive up to an additional $405.0 million upon the completion of certain development and commercial milestones, and tiered royalties.
•In August 2026, we completed the acquisition of Alesta, a Dutch private limited liability company. The acquisition is intended to strengthen our Skeletal Conditions pipeline by adding BMN 440 (formerly ALE1), an orally active, small molecule for the potential treatment of hypophosphatasia (HPP). We accounted for this transaction as an asset acquisition since the lead asset, BMN 440, represents substantially all of the fair value of the gross assets acquired. See Note 2 to our accompanying Condensed Consolidated Financial Statements for additional information related to Alesta acquisition.
•In August 2026, we made the decision to discontinue development of BMN 401 across all indications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
•In July 2026, we announced that the FDA accepted our sNDA for full approval of VOXZOGO in children with achondroplasia, with a PDUFA target action date of February 28, 2027.
See the risk factors described under “Business and Operational Risks” section in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
VOXZOGO	$245.0	$218.4	$26.6	$717.4	$653.5	$63.9

Metabolic Conditions:
VIMIZIM	215.8	182.8	33.0	620.4	586.5	33.9
NAGLAZYME	107.8	122.0	(14.2)	373.2	365.2	8.0
PALYNZIQ	111.0	108.8	2.2	335.8	308.0	27.8
GALAFOLD	151.8	—	151.8	257.6	—	257.6
BRINEURA	52.7	48.0	4.7	151.2	137.0	14.2
ALDURAZYME	56.6	53.7	2.9	136.9	159.1	(22.2)
POMBILITI + OPFOLDA	48.6	—	48.6	78.8	—	78.8

KUVAN	23.1	23.9	(0.8)	71.2	76.2	(5.0)
ROCTAVIAN	0.7	3.2	(2.5)	15.1	22.9	(7.8)
Total net product revenues	$1,013.1	$760.8	$252.3	$2,757.6	$2,308.4	$449.2
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
The increase in Net Product Revenues for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributed to the following:
•GALAFOLD and POMBILITI + OPFOLDA: revenues from commercial products acquired on April 27, 2026;
•VIMIZIM: higher sales volume due to timing of large international orders; and
•VOXZOGO: higher sales volume from new patients initiating therapy, primarily outside of the U.S.
These increases were partially offset by the following:
•NAGLAZYME: lower sales volume due to timing of large international orders.
The increase in Net Product Revenues for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributed to the following:
•GALAFOLD and POMBILITI + OPFOLDA: revenues from commercial products acquired on April 27, 2026;
•VOXZOGO: higher sales volume from new patients initiating therapy, primarily outside of the U.S.;
•VIMIZIM: higher sales volume due to timing of large international orders; and

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

The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Sales denominated in USD	$454.4	$398.6	$55.8	$1,305.4	$1,160.6	$144.8
Sales denominated in foreign currencies	558.7	362.2	196.5	1,452.2	1,147.8	304.4
Total net product revenues	$1,013.1	$760.8	$252.3	$2,757.6	$2,308.4	$449.2

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Favorable (unfavorable) impact of foreign currency exchange rates on product sales denominated in currencies other than USD	$6.6	$(8.2)	$14.8	$21.9	$(28.9)	$50.8
The favorable impact for the three and nine months ended September 30, 2026 was primarily driven by strengthening of the Euro, partially offset by weakening of the Argentine Peso and Japanese Yen. The unfavorable impact for the three and nine months ended September 30, 2025 was primarily driven by weakening of the Argentine Peso, Brazilian Real and Mexican Peso, partially offset by strengthening of the Euro.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
The following table summarizes our Cost of Sales and Gross Margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Total revenues	$1,024.6	$776.1	$248.5	$2,780.6	$2,346.7	$433.9
Cost of sales	$205.4	$140.1	$65.3	$603.2	$441.7	$161.5
Gross margin	80.0%	81.9%	(1.9)%	78.3%	81.2%	(2.9)%
Cost of sales increased in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, primarily due to an increase in sales volume and amortization of acquired inventory fair value step-up. Gross Margin decreased in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, primarily due to unfavorable product mix driven by increased sales of lower-margin products.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research and early pipeline	$87.0	$93.7	$(6.7)	$259.4	$280.2	$(20.8)
Later-stage clinical programs	23.7	30.7	(7.0)	110.1	58.1	52.0
Marketed products	69.8	64.1	5.7	196.8	170.3	26.5
Total R&D expense	$180.5	$188.5	$(8.0)	$566.3	$508.6	$57.7
The decrease in R&D expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to programs discontinued during the year, partially offset by spend related to the marketed products acquired from Amicus. The increase in R&D expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to higher spend on BMN 401, a later-stage clinical program that was discontinued in the third quarter of 2026, and spend related to the marketed products acquired from Amicus, partially offset by lower spend on Research and early pipeline due to program discontinuations.
Acquired IPR&D
Acquired IPR&D expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various license agreements and the costs of rights to IPR&D projects.
Acquired IPR&D was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Acquired IPR&D	$287.7	$221.0	$66.7	$287.7	$221.0	$66.7
The increase in Acquired IPR&D for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was due to higher costs paid for BMN 440 in the third quarter of 2026 as compared to costs paid for BMN 401 in the third quarter of 2025. We expect acquired IPR&D to increase in the fourth quarter of 2026 related to the upfront payment for BMN 450. See Note 15 - Subsequent Events to our accompanying Condensed Consolidated Financial Statements for additional information.
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
SG&A expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
S&M	$148.9	$131.3	$17.6	$416.0	$356.0	$60.0
G&A	184.7	137.1	47.6	571.5	350.8	220.7
Total SG&A expense	$333.6	$268.4	$65.2	$987.5	$706.8	$280.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
S&M expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Metabolic Conditions	$86.6	$60.9	$25.7	$225.7	$165.5	$60.2
VOXZOGO	43.0	46.1	(3.1)	136.1	123.5	12.6
Other	19.3	24.3	(5.0)	54.2	67.0	(12.8)
Total S&M expense	$148.9	$131.3	$17.6	$416.0	$356.0	$60.0
The increase in S&M expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to spend related to GALAFOLD and POMBILITI + OPFOLDA, which were acquired from Amicus on April 27, 2026, partially offset by lower spend on ROCTAVIAN as a result of our strategic decision in the fourth quarter of 2025 to voluntarily withdraw it from the market. The increase in S&M expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to spend related to GALAFOLD, POMBILITI + OPFOLDA, and VOXZOGO, partially offset by lower spend on ROCTAVIAN as mentioned above.
The increase in G&A expense for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to severance and integration charges related to the acquisition of Amicus and ongoing corporate initiatives.

Intangible Asset Amortization
Intangible Asset Amortization was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Amortization of intangible assets	$99.5	$4.8	$94.7	$177.4	$14.5	$162.9
The increase in Amortization of intangible assets for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to the amortization of the intangible assets acquired from Amicus on April 27, 2026. With the addition of the acquired intangible assets, we expect amortization of intangible assets to increase over the next 12 months.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$4.6	$17.9	$(13.3)	$37.7	$55.7	$(18.0)
The decrease in Interest income for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to lower cash and investment balances as investments were liquidated to fund a portion of the Amicus transaction. We expect Interest income to decrease over the next 12 months due to lower cash and investment balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Interest Expense
We incur interest expense primarily on our long-term debt. Interest Expense for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$55.6	$2.6	$53.0	$133.9	$8.1	$125.8
The increase in Interest expense for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to borrowings obtained to finance a portion of the Amicus transaction in April 2026. The increase in Interest expense for the nine months ended September 30, 2026 was also partially attributable to bridge commitment fees that were amortized to Interest expense following the termination of the bridge commitment in the first half of 2026. We expect Interest expense to increase over the next 12 months due to long-term debt financings completed in 2026. See Note 7 - Debt to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Other Income, Net
Other Income, Net for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Other income, net	$1.3	$5.1	$(3.8)	$8.6	$8.0	$0.6
The decrease in Other Income, Net for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to the absence of insurance proceeds related to damaged goods received in the third quarter of 2025 with no comparable proceeds in 2026. Other Income, Net for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was relatively flat.

Provision for (Benefit from) Income Taxes
The Provision for (Benefit from) Income Taxes for the periods presented was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Provision for (benefit from) income taxes	$(8.9)	$4.4	$(13.3)	$43.4	$114.2	$(70.8)

The decrease in Provision for (Benefit from) Income Taxes for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to lower pre-tax income driven by non-deductible acquired IPR&D charges and expenses attributed to the Amicus acquisition, which include increased interest expense and amortization of the acquired intangible assets. The impact of non-deductible acquired IPR&D on the annual effective tax rate was greater in 2026 as compared to 2025, resulting in a benefit from income taxes for the three months ended September 30, 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$736.0	$1,311.7	$(575.7)
Short-term investments	—	248.9	(248.9)
Long-term investments	—	492.2	(492.2)
Total cash, cash equivalents and investments	$736.0	$2,052.8	$(1,316.8)
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$577.0	$728.4	$(151.4)
Net cash used in investing activities	$(4,683.2)	$(371.8)	$(4,311.4)
Net cash provided by (used in) financing activities	$3,532.7	$(45.6)	$3,578.3
The decrease in net cash provided by operating activities in the nine months ended September 30, 2026 compared to September 30, 2025 was primarily attributed to a decrease in Net Income and timing of cash payments to vendors, partially offset by a decrease in inventory purchases and timing of cash receipts from our customers.
The increase in net cash used in investing activities in the nine months ended September 30, 2026 compared to September 30, 2025 was primarily attributable to net cash paid for acquisitions of Amicus and Alesta, partially offset by higher net maturities of marketable securities.
The increase in net cash provided by financing activities in the nine months ended September 30, 2026 compared to September 30, 2025 was primarily attributable to proceeds from the secured term loan facilities and the 2034 Notes, offset by partial repayment of term loan facilities.
Financing

As of September 30, 2026, we had approximately $4.2 billion (undiscounted) aggregate principal amount of indebtedness, which requires and will require material cash payments for interest and principal. Our indebtedness consisted of:
•$600.0 million aggregate principal amount of 1.25% senior subordinated convertible notes due May 2027 (the 2027 Notes);
•$850.0 million aggregate principal amount of 5.5% senior unsecured notes due February 2034;
•$790.0 million outstanding under a senior secured term loan A facility maturing in April 2031 (the Term Loan A Facility); and
•$1,995.0 million outstanding under a senior secured term loan B facility maturing in April 2033 (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Facilities).

2034 Notes and Term Facilities

In April 2026, we used the net proceeds from the 2034 Notes, borrowings under the Term Facilities and approximately $1.7 billion of cash on hand to fund the consideration payable in connection with the Amicus acquisition, totaling approximately $5.3 billion. As a result of the acquisition financing, the aggregate principal amount of our indebtedness increased from approximately $1.5 billion as of March 31, 2026 to approximately $4.2 billion as of September 30, 2026.

Our increased indebtedness has increased our cash requirements, including fixed-rate interest payments on the 2027 Notes and 2034 Notes, variable-rate interest payments and scheduled principal payments under the Term Facilities. The 2027 Notes mature in May 2027 and, to the extent not converted, repurchased, refinanced or otherwise settled before maturity, will be required to be paid in cash. The Term Loan A Facility requires quarterly principal repayments equal to 1.25% of the original principal amount, with the remaining outstanding principal balance due at maturity. The Term Loan B Facility requires quarterly principal repayments equal to 0.25% of the original principal amount, with the remaining outstanding principal balance due at maturity. See also “In addition, our ability to refinance our indebtedness will depend on capital markets and our financial condition at such time” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report.

Revolving Facility

In April 2026, we also entered into a $600.0 million senior secured revolving credit facility maturing in April 2031 (the 2026 Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities). As of September 30, 2026, $600.0 million was available under the 2026 Revolving Facility subject to satisfaction of the applicable borrowing conditions under the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement), for working capital and general corporate purposes. As of September 30, 2026, there were no amounts outstanding under the 2026 Revolving Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)

Interest Rates on the 2026 Senior Secured Credit Facilities

Borrowings under the Term Facilities bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect plus 0.50% per annum, (iii) a term Secured Overnight Financing Rate (SOFR) rate determined on the basis of a one-month interest period plus 1.00% per annum and (iv) 1.00%, in each case, plus the applicable margin, or (b) a term SOFR rate based on a one-, three- or six-month interest period, plus the applicable margin. The applicable margin for borrowings under the Term Loan B Facility is 0.75% for alternate base rate borrowings and 1.75% for term SOFR borrowings. The applicable margin for borrowings under the Term Loan A Facility is initially 0.75% for alternate base rate borrowings and 1.75% for term SOFR borrowings and, beginning on the first business day immediately following delivery of the compliance certificate for the first full fiscal quarter ending after April 27, 2026, ranges from 0.00% to 0.75% for alternate base rate borrowings and from 1.00% to 1.75% for term SOFR borrowings, in each case based on our total net leverage ratio. Dollar-denominated borrowings under the 2026 Revolving Facility, if any, bear interest on the same basis and at the same applicable margins as borrowings under the Term Loan A Facility. Interest on alternate base rate borrowings is payable quarterly in arrears on the last business day of March, June, September and December and on the applicable maturity date. Interest on term SOFR borrowings is payable in arrears on the last day of the applicable interest period or, if earlier, on the maturity date of the applicable facility and, for any interest period exceeding three months, every three months after the beginning of such interest period. As a result, our interest expense and cash requirements under the Term Facilities will vary based on changes in applicable benchmark interest rates. See also “Interest Rate Market Risk” in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Credit Agreement Covenants

Our obligations under the 2026 Credit Agreement are guaranteed by certain of our subsidiaries and secured by first-priority liens on substantially all of our and the guarantors’ assets, subject to specified exceptions. The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict, subject to specified exceptions, our ability to incur additional indebtedness, create liens, make investments, pay dividends or make other restricted payments, dispose of assets and enter into transactions with affiliates. In addition, the Term Loan A Facility and 2026 Revolving Facility require us to maintain a maximum Total Net Leverage Ratio (as defined in the 2026 Credit Agreement) of 3.50 to 1.00, subject to a temporary increase to 4.00 to 1.00 in connection with certain acquisitions, and a minimum Interest Coverage Ratio (as defined in the 2026 Credit Agreement) of 3.00 to 1.00. As of September 30, 2026, we are in compliance with these covenants.

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
Purchase and Lease Obligations, and Unrecognized Tax Benefits
As of September 30, 2026, we had obligations of approximately $768.8 million, of which $291.1 million is expected to be paid in 2026 and the remainder in 2027. Our purchase obligations are primarily related to firm purchase commitments entered into in the normal course of business to procure active pharmaceutical ingredients, certain inventory-related items, certain third-party R&D services, production services and facility construction services.
Our lease commitments and unrecognized tax benefits as of September 30, 2026 have not materially changed from those discussed in “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
See Note 14 - Commitments and Contingencies to our accompanying Condensed Consolidated Financial Statements for additional information on our commitments.
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
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2026, compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Recent Accounting Pronouncements
See Note 1 - Business Overview and Significant Accounting Policies to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2026 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.
Interest Rate Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, investments, and our variable-rate term loans. The interest rate risk related to our variable-rate term loans arises from these bearing interest based on Secured Overnight Financing Rate (SOFR) or an alternate base rate plus a margin. As of September 30, 2026, our outstanding debt included $2.8 billion of variable-rate debt on Term Facilities. Assuming a 100 basis point increase in the applicable interest rates, annual interest expense on existing variable-rate debt would be expected to increase by approximately $27.9 million. The remaining outstanding debt as of September 30, 2026, was fixed-rate debt and is not exposed to risk related to changes in interest rates.
There were no borrowings under the 2026 Revolving Facility as of September 30, 2026.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2026.
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
As part of the strategy, we are continuing to advance VOXZOGO for the treatment of conditions beyond achondroplasia, including hypochondroplasia and idiopathic short stature. VOXZOGO addresses larger patient populations than most of our other products, and product candidates that we are currently developing or may license or acquire in the future may be intended for similarly larger patient populations than we have historically targeted. We are also expanding our pipeline through external innovation. For example, in April 2026, we acquired Amicus Therapeutics, Inc. (Amicus) to expand and diversify our rare disease product portfolio (the Amicus Acquisition) and in August 2026, we acquired Alesta Therapeutics B.V. (Alesta) to strengthen our skeletal conditions portfolio. In order to continue the development of our product candidates and marketing of products with larger markets, we will need to continue expanding our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory, competitive, and corruption risks and our management may be unable to manage successfully current or future market opportunities or our relationships with customers and other third parties.
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
As part of our corporate strategy, we have acquired, entered into agreements to acquire, and may continue to acquire, companies or businesses that we believe could complement, expand or enhance our product offerings. For example, in April 2026, we acquired Amicus to expand and diversify our rare disease product portfolio and in August 2026, we acquired Alesta to strengthen our skeletal conditions portfolio. Our acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated.
In addition, once an acquisition is closed, integrating our business practices and operations with the acquired business’ so that we can fully realize the anticipated benefits of the acquisition could require us to devote significant management attention and resources. The success of current and future acquisitions will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and the acquired businesses’ operations. We have in the past and may in the future face risks or experience difficulties successfully integrating acquired businesses, such as Amicus or Alesta, with our operations. Such difficulties could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. See “—Risks Related to the Amicus Acquisition” in this section for additional risks related to the Amicus Acquisition.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely for seven years, along with other regulatory exclusivities that could block approval) or commercialize their products before we do. With respect to VOXZOGO, we face competition from other companies that have developed, and may in the future develop, products for the treatment of achondroplasia. In addition, we face competition with respect to GALAFOLD and POMBILITI + OPFOLDA from several large pharmaceutical and biotechnology companies that currently market and sell products for the treatment of Fabry disease and Pompe disease. As we commercialize our products, we have faced and may continue to face intense competition from other pharmaceutical companies, some of which may have more extensive resources and/or established relationships in the communities we seek to treat. If we do not compete successfully, our revenues would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
The unaudited pro forma condensed combined financial information contained in our amended Current Report on Form 8-K/A filed on July 13, 2026 and the unaudited pro forma financial information included in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2026 and September 30, 2026, are presented for illustrative purposes only and may differ materially from what our actual financial position or results of operations would have been had the Amicus Acquisition been completed on the dates indicated. The unaudited pro forma condensed combined financial information included in our amended Current Report on Form 8-K/A was derived from our and Amicus’ audited and unaudited historical financial statements and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Amicus Acquisition and related transactions. The assets and liabilities of Amicus were measured at fair value based on various preliminary estimates using assumptions that we believed were reasonable utilizing information currently available at the time such financial information was prepared. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates reflected in the unaudited pro forma condensed combined financial information and preliminary acquisition accounting and the final acquisition accounting will occur and could have a material impact on the unaudited pro forma condensed combined financial information and the ultimate combined company’s financial position and future results of operations.
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
As of September 30, 2026, we had cash and cash equivalents totaling $736.0 million and debt obligations of $4.2 billion (undiscounted), which consisted of $1.5 billion under the Notes, $1,995.0 million under a senior secured term loan B facility (the Term Loan B Facility) and $790.0 million under a senior secured term loan A facility (the Term Loan A Facility and, together with the Term Loan B Facility, the Term Facilities). In April 2026, we incurred indebtedness under the Term Facilities and entered into a $600.0 million senior secured revolving credit facility (the 2026 Revolving Facility and, together with the Term Facilities, the 2026 Senior Secured Credit Facilities). The 2027 Notes, if not converted, will be required to be repaid in cash at maturity in May 2027. We will need cash not only to pay the ongoing interest due on the Notes and under the credit agreement governing the 2026 Senior Secured Credit Facilities (the 2026 Credit Agreement), but also to repay the principal amounts associated with the 2027 Notes (if not converted), the 2034 Notes and any Loans (as defined therein) outstanding under the 2026 Credit Agreement.
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
As of September 30, 2026, we had $4.2 billion (undiscounted) principal amount of indebtedness outstanding under the Notes and the Term Facilities. As of September 30, 2026, no amount was outstanding under the 2026 Revolving Facility. Our indebtedness may:
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
As of September 30, 2026, our outstanding indebtedness consisted of the 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in May 2027, the 2034 Notes, which will be required to be repaid in cash at maturity in February 2034, and the Term Facilities. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. If not sooner repaid, loans outstanding under our Term Loan B Facility will be required to be repaid in cash at maturity in April 2033 and loans outstanding under our Term Loan A Facility and 2026 Revolving Facility will be required to be repaid in cash at maturity in April 2031.
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
A significant and growing portion of our revenues and earnings, as well as our substantial international assets and liabilities, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Japanese Yen, the Brazilian Real, the British Pound, the Canadian Dollar, the Argentine Peso, the Colombian Peso, the Mexican Peso and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) have in the past and may in the future impact our revenues and expenses. If the USD were to weaken against another currency (as was the case against the Euro in 2025), assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency (as was the case for many currencies in 2022), assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients beginning September 29, 2026, unless modified by the President. On September 23, 2026, the U.S. Department of Commerce issued guidance to clarify the scope of these tariffs, including creating a process for seeking an exclusion for pharmaceutical products and associated ingredients, including orphan drugs, that meet an urgent U.S. health need. We are continuing to monitor the potential impact of the proclamation, the guidance and any additional enabling regulatory actions on our business. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Since we conduct manufacturing and packaging operations in Ireland for certain of our products and also engage contract manufacturers around the world, the import of our products into the United States is subject to tariffs. Notwithstanding the U.S. Supreme Court's recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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
We have pursued, and may in the future pursue, litigation, administrative challenges or other types of proceedings to protect our patents and intellectual property rights. Such proceedings are often protracted and expensive, and have unpredictable outcomes, which can include the initiation of defensive proceedings against us in retaliation. We have and may in the future reach settlement agreements pursuant to which we license our intellectual property rights to third parties in exchange for royalties or other consideration. For example, in September 2026, we entered into a Settlement and License Agreement (the Ascendis Agreement) with Ascendis Pharma A/S (Ascendis), pursuant to which we settled all pending patent litigation with Ascendis and granted a license to our patents that relate to Ascendis’ product Yuviwel for all current and potential indications, including achondroplasia and hypochondroplasia, in exchange for royalties.
In addition, settlement agreements may limit our control over the prosecution, maintenance, enforcement or defense of intellectual property rights subject to such arrangements, and our licensees' interests may differ from ours. Disputes may also arise regarding the scope of the rights granted under these arrangements, the parties' respective obligations or the interpretation of other contractual provisions. Any such limitations or disputes could impair our ability to protect or enforce our intellectual property rights or otherwise adversely affect our business, financial condition and results of operations.
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

Competitors or other third parties have in the past and may in the future interfere with our patent process in a variety of ways. Competitors or other third parties may claim that they have an ownership interest in our patents, that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors or other third parties may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors or other third parties may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, any such party could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, follow-on manufacturers, including generic and biosimilar manufacturers, have and may in the future use litigation and regulatory means to obtain approval for generic, biosimilar, or other follow-on versions of our products notwithstanding our filed patents or patent applications.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 19, 2025, by and among BioMarin Pharmaceutical Inc., Amicus Therapeutics, Inc. and Lynx Merger Sub 1, Inc., previously filed with the SEC on December 19, 2025, as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No.000-26727), which is incorporated herein by reference.

2.2†#
Share Purchase Agreement, dated as of August 17, 2026, by and among BioMarin Pharmaceutical Inc., Alesta Therapeutics B.V., each holder of shares of Alesta Therapeutics B.V. identified on Schedule 1.1(a) thereto, Anaheim SpinCo B.V. and Shareholder Representative Services LLC, solely in its capacity as the representative and attorney-in-fact of the Company Participating Equityholders, previously filed with the SEC on August 18, 2026, as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.1*†#	Settlement and License Agreement, made effective as of August 28, 2026, by and between BioMarin Pharmaceutical Inc. and Ascendis Pharma A/S.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are embedded within the Inline XBRL document.

*    Filed herewith
†    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulations S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 3, 2026	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)